Form 10-Q
period 1996-03-31
MENTAL HEALTH MANAGEMENT INC /VA/
filed 1996-05-15
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                        _________________________________

                                    FORM 10-Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended:  MARCH 31, 1996
                         Commission File Number: 1-12238


                         MENTAL HEALTH MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)



                     DELAWARE                               52-1223048
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)



         7601 LEWINSVILLE ROAD, SUITE 200
                 MCLEAN, VIRGINIA                              22102
     (Address of principal executive offices)               (Zip Code)



       Registrant's telephone number, including area code:  (703) 749-4600



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes  X    No
                                                      ---      ---

As of May 9, 1996, there were 3,310,448 shares of Common Stock, par value $.01 per share, outstanding.

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS.

     Condensed Consolidated Statements of Operations-
     Three and Six Months Ended March 31, 1996 and 1995
     (Unaudited)                                                             4

     Condensed Consolidated Balance Sheets-
     March 31, 1996 (Unaudited) and September 30, 1995                       5

     Condensed Consolidated Statements of Cash Flows-
     Six Months Ended March 31, 1996 and 1995
     (Unaudited)                                                             6

     Notes to Condensed Consolidated Financial
     Statements (Unaudited)                                                7-8

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.               9-13



PART II.  OTHER INFORMATION                                                 14

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 18

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1996







                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months Ended March 31,             Six Months Ended March 31,
                                                      -------------------------------         -------------------------------
                                                          1996                1995                1996                1995
                                                      -----------         -----------         -----------         -----------

Net revenues                                          $11,321,000         $10,390,000         $22,502,000         $20,331,000

Costs and expenses:
  Operating                                             8,108,000           7,416,000          15,919,000          14,442,000
  General and administrative                            2,867,000           2,712,000           5,631,000           4,994,000
  Provision for bad debts                               1,531,000             968,000           2,846,000           1,470,000
  Depreciation and amortization                           311,000             404,000             714,000             822,000
Other (credits) charges:
  Equity in earnings of Joint Venture                       --               (382,000)              --               (835,000)
  Gain on sale of investment
   in Joint Venture                                         --             (3,529,000)              --             (3,529,000)
  Loss on sale of facilities                            4,352,000               --              4,352,000                  --
  Interest expense - MEDIQ                                279,000             297,000             572,000             574,000
  Interest expense - other                                 98,000             131,000             194,000             295,000
  Other                                                   (17,000)            (89,000)            (54,000)            (80,000)
                                                      -----------         -----------         -----------          ----------


Income (loss) before income taxes                      (6,208,000)          2,462,000          (7,672,000)          2,178,000

Income tax expense (benefit)                                --              2,611,000            (175,000)          2,543,000
                                                      -----------         -----------         -----------          ----------

Net loss                                              $(6,208,000)        $  (149,000)        $(7,497,000)         $ (365,000)
                                                      -----------         -----------         -----------          ----------
                                                      -----------         -----------         -----------          ----------

Net loss per share                                    $     (1.88)        $      (.04)        $     (2.27)         $     (.11)
                                                      -----------         -----------         -----------          ----------
                                                      -----------         -----------         -----------          ----------

Weighted average shares outstanding                     3,310,000           3,310,000           3,310,000           3,310,000
                                                      -----------         -----------         -----------          ----------
                                                      -----------         -----------         -----------          ----------



            See Notes to Condensed Consolidated Financial Statements

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   March 31,    September 30,
                                                     1996           1995
                                                 -----------    ------------
                                                  (Unaudited)    (See Note)
                                     ASSETS
Current Assets:
  Cash and cash equivalents                      $ 1,116,000    $ 3,084,000
  Accounts receivable, net                         7,616,000      7,618,000
  Prepaid expenses                                   245,000        397,000
  Other current assets                               611,000        976,000
                                                 -----------    -----------
     Total current assets                          9,588,000     12,075,000

Assets held for sale, net                         10,147,000             --
Property, plant and equipment, net                   621,000     12,581,000
Goodwill, net                                      1,596,000      4,519,000
Notes receivable                                   1,480,000             --
Other assets                                       1,802,000      1,108,000
                                                 -----------    -----------

Total assets                                     $25,234,000    $30,283,000
                                                 -----------    -----------
                                                 -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $ 2,407,000    $ 1,672,000
  Accrued expenses                                 3,128,000      2,342,000
  Accrued expenses - sale of facilities            1,520,000             --
  Accrued payroll                                    551,000        542,000
  Accrued expenses - MEDIQ                           386,000        377,000
  Current maturities of long-term debt             1,269,000      1,219,000
                                                 -----------    -----------
     Total current liabilities                     9,261,000      6,152,000

Long-term debt, less current maturities:
  MEDIQ                                           10,350,000     10,733,000
  Other                                            2,298,000      2,422,000

Other liabilities                                     27,000        181,000

Stockholders' equity                               3,298,000     10,795,000
                                                 -----------    -----------

Total liabilities and stockholders' equity       $25,234,000    $30,283,000
                                                 -----------    -----------
                                                 -----------    -----------

Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.


            See Notes to Condensed Consolidated Financial Statements

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Six Months Ended March 31,
                                                                                                 --------------------------
                                                                                                  1996                1995
                                                                                                  ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                      $(7,497,000)        $  (365,000)

Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities                                                    6,849,000            (372,000)
                                                                                              -----------         -----------

Net cash used in operating activities                                                            (648,000)           (737,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for property,plant and equipment                                            (150,000)           (340,000)
Proceeds from sale of Joint Venture                                                                 --              9,609,000
Distributions from Joint Venture                                                                    --              1,000,000
Acquisition of clinic operations                                                                 (150,000)                 --
Other                                                                                            (223,000)            (42,000)
                                                                                              -----------         -----------

Net cash provided by (used in) investing activities                                              (523,000)         10,227,000

CASH FLOWS FROM FINANCING ACTIVITIES:

Debt repayments                                                                                  (797,000)         (6,171,000)
                                                                                              -----------         ------------

Net cash provided by (used in)
 financing activities                                                                            (797,000)         (6,171,000)
                                                                                              -----------         -----------

Increase (decrease) in cash                                                                    (1,968,000)          3,319,000

Cash and cash equivalents:
  Beginning balance                                                                             3,084,000             735,000
                                                                                              -----------         -----------

  Ending balance                                                                              $ 1,116,000         $ 4,054,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

Supplemental disclosure of cash flow information:
  Interest paid                                                                               $   766,000         $   910,000
                                                                                              -----------         -----------
                                                                                              -----------         -----------

  Income taxes (refunded) paid                                                                $  (752,000)        $  (842,000)
                                                                                              -----------         -----------
                                                                                              -----------         -----------

Supplemental disclosure of non-cash investing and
  financing activities:
  Acquisition financed with long-term debt                                                     $  338,000                  --
                                                                                              -----------         -----------
                                                                                              -----------         -----------
  Equipment financed with debt and capital leases                                              $   63,000                  --
                                                                                              -----------         -----------
                                                                                              -----------         -----------
  Notes received from sale of fixed assets                                                     $1,400,000                  --
                                                                                              -----------         -----------
                                                                                              -----------         -----------



            See Notes to Condensed Consolidated Financial Statements

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of March 31, 1996, the condensed consolidated statements of operations for the three and six month periods ended March 31, 1996 and 1995 and the condensed consolidated statements of cash flows for the six month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

RECLASSIFICATIONS - Certain items in the consolidated statement of operations for the prior quarter have been reclassified to conform to current period presentation.

NOTE 2 - LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1995 includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Based upon the adverse impact on the Company's operating results of cost-reduction pressures on inpatient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company has focused its strategy on pursuing opportunities to grow its Extended Care Services Division. As a result, the Company is pursuing opportunities to sell its freestanding behavioral health facilities. The operations of the freestanding facilities represented 74% and 87% of net revenues for the first six months of 1996 and fiscal year 1995, respectively. The Company is also taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve cash flows. See Note 3.

                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - SALE OF FREESTANDING FACILITIES

On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining consent to the sale of Oakview Treatment Center as required under the terms of the Company's revolving credit facility, the Company pledged both of the notes receivable relating to the sale of Oakview Treatment Center as collateral for the Company's obligations under the revolving credit facility. In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $ 1,875,000) as collateral for the Company's obligations under the MEDIQ Note. Upon completion of the Proposed Sale and repayment of the revolving credit facility, the pledges under the revolving credit facility will terminate, but the pledge under the MEDIQ Note will continue.

The Company executed an agreement, dated as of January 24, 1996, and amended as of April 11, 1996, (the "Agreement") to sell (the "Proposed Sale") five of the Company's freestanding facilities (Aspen Hill Hospital, Pacific Shores Hospital, Pinon Hills Residential Treatment Center and Windsor Hospital) (the "Hospitals") to a privately-owned operator of nine psychiatric facilities for $10,000,000 (plus an amount representing the value at closing of certain inventory and prepaid expenses, which was approximately $232,000 as of March 31, 1996), consisting of approximately $8,910,000 in cash and the assumption of certain specified liabilities of the Hospitals in the aggregate amount of approximately $1,322,000 (estimated based upon the Company's financial condition as of March 31, 1996), as determined pursuant to the Agreement. The actual amount of cash to be received by the Company will be calculated upon closing based upon the value of certain specified assets and the amount of certain specified liabilities, as determined in accordance with the terms of the Agreement. The completion of the transaction is subject to several contingencies. At a special meeting of the stockholders held on May 13, 1996, the Proposed Sale was approved by the holders of a majority of the Company's outstanding shares of common stock. The closing on the Proposed Sale has been scheduled for May 31, 1996.

The pretax loss on the sale of facilities consists of the write off of intangibles related to the Hospitals of $3,184,000, a loss on the sale of certain property, plant equipment aggregating $221,000, transaction expenses of $515,000, severance expenses of $330,000 and other expenses of $736,000 and additional expenses incurred in connection with the sale of Oakview Treatment Center of $26,000, offset by estimated Medicare depreciation recapture income. Assets being sold have been reclassified as assets held for sale on the balance sheet as of March 31, 1996.

NOTE 4 - ACQUISITION OF CLINIC OPERATIONS

In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown, Taunton and New Bedford, Massachusetts. The purchase price included cash of $150,000 and $338,000 payable in 36 monthly installments.



                         MENTAL HEALTH MANAGEMENT, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - JOINT VENTURE

Effective August 1, 1994, the Company formed a joint venture ("Joint Venture") to combine its contract management business with that of Horizon Mental Health Services, Inc. ("Horizon") of Denton, Texas. The Joint Venture, which was owned 27.5% by the Company and 72.5% by Horizon, managed both companies' hospital behavioral health care contracts. The operating results of the contract management business were included in the Company's results of operations through the commencement of the Joint Venture on August 1, 1994.

On March 20, 1995, Horizon completed its initial public offering, and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000). In connection with the sale, the Company assigned to Horizon all of its rights and interests in its management contracts.


NOTE 6 - LONG-TERM DEBT

In March 1995, the Company utilized a portion of the proceeds from the sale of its investment in the Joint Venture to repay the $5,102,000 outstanding principal balance of a revolving credit facility, which was scheduled to mature on March 31, 1995. This facility was not renewed.

On August 14, 1995, the Company entered into a $5,000,000 revolving credit facility with a commercial lender. The facility bears interest at the prime rate plus 2% (10.25% at March 31, 1996), is secured by accounts receivable from the freestanding facilities and property, plant and equipment at two of the freestanding facilities, and expires in August 1997. At March 31, 1996, $1,436,000 was outstanding under this facility. The amount of available credit fluctuates based upon the amount of qualified accounts receivable. Based upon management's analysis of accounts receivable, approximately $1,950,000 of credit was available at March 31, 1996. Under the terms of this facility, the Company is not permitted to declare or pay any dividends. As of March 31, 1996, the Company did not comply with certain financial ratios required by the facility, particularly the minimum net worth requirement and working capital ratio. Subsequent to March 31, 1996, the Company obtained the necessary amendment from the lender. Under the terms of the revolving credit facility, the Company will be required to repay the outstanding balance, and the facility will terminate, in connection with the sale of the freestanding facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of March 31, 1996 and the Company's results of operations for the three and six month periods then ended, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 17-27) for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.

GENERAL

     In response to continuing changes in the behavioral healthcare industry, the Company made significant changes in its operations in 1994 and 1995, including the divestiture of the Company's contract management business, so that the Company could focus on its two remaining businesses -- its freestanding behavioral healthcare facilities and its Extended Care Services Division (which commenced operations in the fall of 1993). The Extended Care Services Division has experienced growth through internal development (principally from a contract with the State of Georgia) and acquisitions in July and December 1995.

     However, continued pressures from managed care providers and other third party payors to decrease the utilization and cost of behavioral healthcare services have adversely affected the operations of the Company's freestanding facilities, resulting in decreased revenues and significant operating losses.
As a result, the Company determined in the fourth quarter of fiscal 1995, based upon historical operating losses and the Company's analysis of future estimated operating results and undiscounted cash flows, that the recoverability of certain assets, including property, plant and equipment and goodwill, related to one of the freestanding facilities was impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to estimated fair value, resulting in a charge of $2,228,000.

     As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1995 includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

     Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company has decided to pursue a strategy focused on growing its Extended Care Services Division. As a result, the Company is pursuing opportunities to sell its freestanding behavioral health facilities. In 1995 and the first six months of fiscal 1996, the operations of the freestanding facilities represented 87% and 74% of net revenues, respectively.

     On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining consent to the sale of Oakview Treatment Center as required under the terms of the Company's revolving credit facility, the Company pledged both of the notes receivable relating to the sale of Oakview Treatment Center as collateral for the Company's obligations under the revolving credit facility. In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note. Upon completion of the Proposed Sale and repayment of the revolving credit facility, the pledges under the revolving credit facility will terminate, but the pledge under the MEDIQ Note will continue. See "Liquidity and Capital Resources."

     The Company executed an agreement, dated as of January 24, 1996, (the "Agreement") to sell (the "Proposed Sale") five of the Company's freestanding facilities (Aspen Hill Hospital, Pacific Shores Hospital, Pinon Hills Hospital, Pinon Hills Residential Treatment Center and Windsor Hospital) (the "Hospitals") to a privately-owned operator of nine psychiatric facilities for $10,000,000, plus an amount representing substantially all of the Company's working capital investment in these facilities on the closing of the transaction, in cash at closing. On April 11, 1996, the Company executed an amendment to the Agreement. As amended, the Agreement provides for the following changes in the structure: (i) the Company will retain all of the accounts receivables related to the Hospitals and (ii) the cash to be paid to the Company at Closing is to be determined by subtracting from the sum of (a) $10,000,000 (b) the value of certain inventory and the value of certain prepaid expenses (which was approximately $232,000 as of March 31, 1996) an amount equal to (a) the Company's liability for paid days off accrued for employees of the freestanding facilities who become employees of the purchaser, and (b) the value of certain other current liabilities, accounts payable, salaries payable and payroll taxes payable (which aggregated approximately $1,322,000 as of March 31, 1996), to be determined as of March 31, 1996, subject to adjustment following the closing. Based on March 31, 1996 financial information, the Company estimates that it will receive approximately $8,910,000 in cash at closing. The Agreement, as amended, also provides for certain Medicare depreciation recapture amounts to be allocated between the Company (85%) and the purchaser (15%). Such recapture amounts relate to potential adjustments for prior years to reflect the loss on the sale of the Hospitals as a retroactive increase in the Company's depreciation expense for purposes of cost-based reimbursements. The Company estimates that its share of the amounts to be collected pursuant to such Medicare recapture will be approximately $1,320,000 and that it will receive such payments beginning in two to three years after the closing. The Agreement, as amended, also provides for the creation of an escrow of approximately $300,000 of the cash proceeds received by the Company for the purpose of funding the Company's obligation to complete certain repairs to two of the Hospitals. The completion of the transaction is subject to several contingencies. At a special meeting of the stockholders held on May 13, 1996, the Proposed Sale was approved by the holders of a majority of the Company's outstanding shares of common stock. The closing on the Proposed Sale has been scheduled for May 31, 1996. See "Liquidity and Capital Resources."

     The Company has not entered into any definitive agreement to sell its other freestanding facility. Also, the Company has not yet satisfied certain conditions to the consummation of the Proposed Sale. Accordingly, there can be no assurance that the Company will be successful in selling any of such facilities.

     The Company's freestanding facilities represent the majority of the Company's historical business. Overall, the freestanding facilities generated 87% and 74% of the Company's net revenues in the fiscal year ended September 30, 1995 and the first six months of fiscal year 1996, respectively. The Company's freestanding facilities have contributed significantly to the Company's cash flows. In addition, the freestanding facilities helped to absorb certain corporate-related expenses that, following the sale of the Company's freestanding facilities, will have to be borne fully by the Extended Care Services Division. Since its founding in October 1993, the Extended Care Services Division has generated 13% and 3% of net revenues for the years ended September 30, 1995 and 1994, respectively, and 26% of net revenues for the first six months of fiscal 1996. The rapid expansion of the Extended Care Services Division has also resulted in increased costs, and thus, with the allocation of corporate overhead related to the operations of the Extended Care Services Division, the Extended Care Services Division has not yet achieved profitable results. No assurances can be given that the Company will be successful in generating profits from the Extended Care Services Division, or that the strategy of focusing on growing the Extended Care Services Division through internal expansion and acquisition will not result in further increased costs. In furtherance of such strategy, the Company completed two acquisitions in 1995 (described below), routinely reviews potential acquisition candidates, and is negotiating letters of intent with respect to several additional acquisitions and pursuing other acquisition and management opportunities. The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. To date, however, the Company has not entered into definitive agreements with respect to other acquisitions, and there can be no assurances that any acquisitions will be completed or management opportunities will be secured. In addition, based upon the Company's limited liquidity and capital resources, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. In the event the Company needs to use the remainder of the proceeds to repay the amounts outstanding under the MEDIQ Note as described below, the Company's plans to expand the Extended Care Services Division would be extremely restricted, and the Company's results of operations and financial condition may be adversely affected.


ACQUISITION OF SUPPORTIVE COUNSELING CARE

     In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ("SCC") of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, and entered into a 40-year management contract to provide administrative services to SCC. The operating results related to these assets are included in the Company's consolidated results of operations from the date of acquisition.


ACQUISITION OF CLINIC OPERATIONS

     In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown, Taunton, and New Bedford, Massachusetts. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage relationship that items in the Company's Statements of Operations bear to net revenues.

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                       ------------------    ------------------
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----

Net revenues                              100%      100%      100%      100%

Costs and expenses:
  Operating                                72        71        71        71
  General and administrative               25        26        25        25
  Provision for bad debts                  14         9        13         7
  Depreciation and amortization             3         4         3         4
Other (credits) charges:
  Equity in earnings of Joint Venture      --        (4)       --        (4)
  Gain on Sale of Joint Venture            --       (34)       --       (17)
  Loss on sale of facilities               38        --        19        --
  Interest expense - MEDIQ                  2         3         2         3
  Interest expense - other                  1         1         1         1
  Other                                    --        --        --        --
                                          ---       ---       ---       ---
Income (loss) before income taxes         (55%)      24       (34)       11
Income tax expense (benefit)               --        25        (1)       13
                                          ---       ---       ---       ---
Net loss                                  (55%)      (1)%     (33)%      (2)%
                                          ---       ---       ---       ---
                                          ---       ---       ---       ---

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

     Net revenues for the second quarter of 1996 were $11,321,000, as compared to $10,390,000 for the prior year quarter, an increase of $1,102,000, or 11%, reflecting an increase in revenues from the Extended Care Services Division, partially offset by decreased revenues from the freestanding facilities. Net revenues from freestanding facilities were $8,159,000 in the second quarter of 1996, a decrease of $1,014,000, or 11%, as compared to the prior year quarter. The decrease in revenues resulted from lower average reimbursement rates and decreases in inpatient average lengths of stay. Revenues from the Extended Care Services Division were $3,162,000 for the second quarter of 1996, as compared to $1,046,000 in the prior year quarter. This increase is the result of revenues under a contract with the state of Georgia to provide mental health services to Medicaid patients in nursing homes and revenues of $1,774,000 attributable to acquisitions [in July and December 1975.]

     Operating expenses for the second quarter of 1996 were $8,108,000 as compared to $7,416,000 in the prior year quarter. This increase was primarily attributable to increased costs associated with growth of the Extended Care Services Division. As a percentage of net revenues, operating expenses were comparable to the prior year quarter.

     General and administrative expenses were $2,867,000, or 25% of net revenues, as compared to $2,712,000, or 26% of net revenues, in the prior year quarter. This increase was attributable to increased costs associated with growth of the Extended Care Services Division offset by decreased costs related to the freestanding facilities.

     The provision for bad debts increased to $1,531,000 as compared to $968,000 in the prior year quarter. As a percentage of net revenues, bad debt expense was 14%, as compared to 9% in the prior year quarter. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors.

     Depreciation and amortization expense was $311,000 as compared to $404,000 in the prior year quarter. The decrease in depreciation expense was attributable to the sale of Oakview Treatment Center.

     The pretax loss on the sale of facilities consists of the write off of intangibles related to the Hospitals of $3,184,000, a loss on the sale of certain property, plant equipment aggregating $221,000, transaction expenses of $515,000, severance expenses of $330,000 and other expenses of $736,000 and additional expenses incurred in connection with the sale of Oakview Treatment Center of $26,000, offset by estimated Medicare depreciation recapture income.

     Interest expense was $377,000, as compared to $428,000 in the prior year quarter, primarily attributable to decreases in outstanding borrowings.

     Pretax loss for the second quarter of 1996 was $6,208,000, as compared to pretax income of $2,462,000 in the prior year quarter. The prior period included significant non-recurring income related to the Joint Venture, including equity in the earnings of $382,000 and a pretax gain on the sale of $3,529,000. Operating results from the Company's primary business were adversely affected in the current period by lower average reimbursement rates and decreases in inpatient average lengths of stay for the freestanding facilities as a result of managed care and other market forces. Management expects operating results to continue to be adversely affected by these market forces.

SIX MONTHS ENDED MARCH 31, 1996 COMPARED TO SIX MONTHS ENDED MARCH 31, 1995

     Net revenues were $22,502,000, as compared to $20,331,000 for the prior year period, an increase of $2,951,000, or 15%. Net revenues from freestanding facilities decreased $1,024,000 or 6% to $16,670,000. The decrease in revenues resulted from lower average reimbursement rates and decreases in inpatient average lengths of stay. Revenues from the Extended Care Services Division were $5,832,000 for the first six months of 1996, as compared to $1,857,000 in the prior year period. This increase is the result of revenues under a contract with the state of Georgia to provide mental health services to Medicaid patients in nursing homes and revenues of $3,233,000 attributable to acquisitions in July and December 1995.

     Operating expenses were $15,919,000, as compared to $14,442,000 in the prior year period. This increase was primarily attributable to increased costs associated with growth of the Extended Care

Services Division. As a percentage of net revenues, operating expenses were comparable to the prior year period.

     General and administrative expenses were $5,631,000, as compared to $4,994,000 in the prior year period. This increase was attributable to increased costs associated with growth of the Extended Care Services Division, offset by decreased costs related to the freestanding facilities.

     The provision for bad debts was $2,846,000. As a percentage of net revenues, bad debt expense was 13%, as compared to 7% in the prior year period. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors.

     Depreciation and amortization expense was $714,000, as compared to $822,000 in the prior year period. The decrease in depreciation expense was attributable to the sale of Oakview Treatment Center.

     The pretax loss on the sale of facilities consists of the write off of intangibles related to the Hospitals of $3,184,000, a loss on the sale of certain property, plant equipment aggregating $221,000, transaction expenses of $515,000, severance expenses of $330,000 and other expenses of $736,000 and additional expenses incurred in connection with the sale of Oakview Treatment Center of $26,000, offset by estimated Medicare depreciation recapture income.

     Interest expense was $766,000, a decrease of $103,000 from the prior year period, primarily attributable to decreases in outstanding borrowings.

     Pretax loss for the six month period ended March 31, 1996 increased to $7,672,000, as compared to pre-tax income of $2,178,000 in 1995. The prior period included significant non-recurring income related to the Joint Venture, including equity in the earnings of $382,000 and a pretax gain on the sale of $3,529,000. Operating results from the Company's primary business were adversely affected in the current period by lower average reimbursement rates and decreases in inpatient average lengths of stay for the freestanding facilities as a result of managed care and other market forces. Management expects operating results to continue to be adversely affected by these market forces.


INCOME TAXES

     The Company's effective tax rates for the three and six month periods ended March 31, 1995 were disproportionate to the statutory tax rate primarily as a result of permanent differences related to the disposition of the Company's interest in the Joint Venture. The tax benefit for 1996 was adversely impacted by limitations on the amount of net operating losses which can be carried back to prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $648,000 for the second quarter of 1996, as compared to $737,000 for the prior year quarter.

     Cash used in investing activities for the second quarter of 1996 included $150,000 for capital expenditures and $150,000 for the acquisition of clinic operations in Massachusetts. The Company anticipates capital expenditures of approximately $650,000 during the remainder of 1996. In the event the proposed sales of the Company's freestanding facilities are consummated, and the remaining freestanding facility is sold, capital expenditures with respect to the freestanding facilities would be significantly reduced. The Company plans to use a portion of the proceeds from the proposed sales to continue its expansion of the Extended Care Services Division. However, based upon the Company's liquidity and capital resources, there can be no assurance the Company will have sufficient resources to expand this division. See "Recent Developments." Non-cash investing activities also included notes received in connection with the sale of Oakview Treatment Center recorded at net estimated realizable value of $1,400,000.

     Net cash used by financing activities for the second quarter of 1996 consisted of debt repayments of $797,000. Non-cash financing activities included a $338,000 term loan incurred in connection with the acquisition of clinic operations in Massachusetts, payable in 36 monthly installments.

     As of March 31, 1996, the Company had $1,436,000 outstanding under a $5,000,000 revolving credit facility. This facility bears interest at prime plus 2%, is secured by accounts receivable from the freestanding facilities and property, plant and equipment of two of the freestanding facilities and expires in August 1997. The amount of available credit fluctuates based upon the amount of qualified accounts receivable. As of May 9, 1996, $2,810,000 was outstanding
under this facility.   Based upon management's analysis of accounts receivable,
approximately $50,000 of credit was available at May 9, 1996. Under the terms of the revolving credit facility, the Company will be required to repay the outstanding balance, and the facility will terminate, in connection with the sale of the freestanding facilities.

     As of March 31, 1996 the Company had $11,117,000 outstanding under its note payable to MEDIQ (the "MEDIQ Note"). The note bears interest at prime plus 1.5% per annum, with monthly payments of principal and interest, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The Company does not anticipate that cash flows from operations will be sufficient to repay such debt upon maturity in 1998. In addition, as reflected in the financial statements of the Company, and the report of the Company's independent auditors for the fiscal year ended September 30, 1995, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note. Following the completion of the Proposed Sale, the remaining net proceeds therefrom would be available to the Company to fund the monthly obligations and a portion of the principal obligations upon maturity, if necessary, of the MEDIQ Note. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

     The MEDIQ Note also provides for certain events of default, including:
"The . . . sale of all or substantially all of the assets of [the Company] .
 . ." In an attempt to preclude the possibility of a dispute as to whether the Proposed Sale constitutes the sale of all or substantially all of the assets of the Company for purposes of the MEDIQ Note on January 5, 1996, the Company sent MEDIQ a letter requesting a waiver of this provision in connection with the Proposed Sale. MEDIQ sent the Company a letter, dated January 15, 1996 in which MEDIQ declined to grant such a waiver. Nevertheless, in the event MEDIQ attempts to accelerate the MEDIQ Note on this basis upon completion of the Proposed Sale, the Company intends to aggressively defend its position in any legal proceeding. There can be no assurances that the Company would be able to obtain a favorable decision in such a legal proceeding. In the event the Company were to receive an adverse decision on this matter, the outstanding principal balance on the MEDIQ Note would become immediately due and payable in full. In that event, the Company may be required to apply the remainder of the net proceeds of the Proposed Sale toward the repayment of the outstanding principal of the MEDIQ Note, obtain alternative sources of cash with which to satisfy such obligation or obtain from MEDIQ a modification to the MEDIQ
Note. After the repayment of the revolving credit facility, the remaining net proceeds may not be sufficient to repay the entire outstanding principal balance of the MEDIQ Note at that time, and the Company may not have sufficient cash to repay the outstanding principal balance of the MEDIQ Note.
 Further, if such an adverse decision were to be rendered after the Company has used the proceeds, or any portion thereof, for the expansion of the Extended Care Services Division or other purposes, the Company may not have sufficient cash to repay the outstanding principal balance of the MEDIQ Note. There can be no assurance that any other sources of cash will be available to the Company. In such event, the Company may be unable to fulfill its debt obligations and also sustain operations at a level at which the Company could continue as a going concern. In addition, in the event the Company needs to use the remainder of the proceeds to repay the amounts outstanding under the MEDIQ Note, the Company's plans to expand the Extended Care Services Division would be extremely restricted, and the Company's results of operations and financial condition may be adversely affected.

     As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third-party payors, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations. In an effort to improve this situation, the Company is pursuing opportunities to sell its freestanding facilities, taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve its cash flows. With regard to its efforts to sell its freestanding facilities, the Company has sold Oakview Treatment Center and entered into the Agreement, as amended, for the Proposed Sale. To date, however, certain conditions to the consummation of the Proposed Sale have not been satisfied and the Company has not entered into any definitive agreement to sell its other freestanding facility. Accordingly, there can be no assurance that the Company will be successful in selling such facilities. See "Recent Developments." With respect to its efforts to reduce operating expenses, the Company is implementing reductions in office lease expense by reducing its leased space and reductions in personnel expense by reducing staff of the Extended Care Services Division. In addition, the Company has begun experiencing improvement in the collection of accounts receivable. The Company's liquidity could also be improved by: (i) the collection of additional outstanding receivables; (ii) significant reductions in the operating losses of the Company's remaining businesses; (iii) significant additional reductions in overhead; and (iv) obtaining additional capital and/or financing sources. However, there can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations.

In the event that the Company is unable to enhance its liquidity, the Company may be required to renegotiate the terms of its debt agreements and other financial obligations, significantly curtail its level of operation or otherwise significantly reduce operating expenses.

     This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the anticipated use of proceeds from the sale of freestanding facilities, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, risks associated with industry consolidation and acquisitions, the need to manage growth, the possible need to use the net cash proceeds from the sale of freestanding facilities for the retirement of certain indebtedness and competition. For additional information, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     10.15 Amendment to Asset Purchase Agreement, dated as of April 11, 1996, by and among the Registrant, MHM of Ohio, Inc. and Behavioral Healthcare Corporation (Filed herewith).


     (b)  Reports on Form 8-K

          A report on Form 8-K dated February 9, 1996 was filed to announce that the Registrant had signed a definitive agreement for the sale of five of its freestanding facilities. See Item 2.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  May 9, 1996                    Mental Health Management, Inc.


                                         /s/ Vicki S. Hammond
                                        ------------------------------
                                        Vicki S. Hammond
                                        Senior Vice President, Finance
                                        and Chief Financial Officer