Form 10-Q
period 1996-06-30
MHM SERVICES INC
filed 1996-08-14
CIK 910408

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                          _________________________________

                                      FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

For the quarterly period ended:  JUNE 30, 1996   Commission File Number: 1-12238


                                  MHM SERVICES, INC.
                (Exact name of registrant as specified in its charter)


    DELAWARE                                             52-1223048
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)



    7601 LEWINSVILLE ROAD, SUITE 200
         MCLEAN, VIRGINIA                               22102
    (Address of principal executive offices)          (Zip Code)



         Registrant's telephone number, including area code:  (703) 749-4600

              Registrant's Former Name:  MENTAL HEALTH MANAGEMENT, INC.


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X    No
                                                     ----     ----

As of August 14, 1996, there were 3,310,448 shares of Common Stock, par value $.01 per share, outstanding.

                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES
                             QUARTER ENDED JUNE 30, 1996

                                        INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.  FINANCIAL INFORMATION:

  ITEM 1.  FINANCIAL STATEMENTS.

    Condensed Consolidated Statements of Operations-
    Three and Nine Months Ended June 30, 1996 and 1995
    (Unaudited)                                                           4

    Condensed Consolidated Balance Sheets-
    June 30, 1996 (Unaudited) and September 30, 1995                      5

    Condensed Consolidated Statements of Cash Flows-
    Nine Months Ended June 30, 1996 and 1995
    (Unaudited)                                                           6

    Notes to Condensed Consolidated Financial
    Statements (Unaudited)                                              7-9

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS.            10-18



PART II.  OTHER INFORMATION

  ITEM 4.  MATTERS SUBMITTED TO A VOTE OF STOCKHOLDERS                   19

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              19

                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES
                             QUARTER ENDED JUNE 30, 1996






                            PART I. FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS

                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                                    Three Months Ended June 30,    Nine Months Ended June 30,
                                                                    ---------------------------    --------------------------
                                                                         1996           1995           1996         1995
                                                                         ----           ----           ----         ----
Net revenues                                                        $ 9,487,000    $ 9,912,000   $ 31,989,000   $ 30,243,000

Costs and expenses:
  Operating                                                           6,655,000      6,714,000     22,574,000     21,156,000
  General and administrative                                          2,605,000      2,458,000      8,236,000      7,452,000
  Provision for bad debts                                             1,877,000      1,074,000      4,723,000      2,544,000
  Depreciation and amortization                                         226,000        371,000        940,000      1,193,000
Other (credits) charges:
  Equity in earnings of Joint Venture                                     --             --             --          (835,000)
  Gain on sale of investment                                              --             --             --        (3,529,000)
  Loss on sale of facilities                                             33,000          --         4,385,000          --
  Interest expense - MEDIQ                                              262,000        302,000        834,000        876,000
  Interest expense - other                                               73,000         22,000        267,000        317,000
  Other income, net                                                      54,000        104,000        108,000        184,000
                                                                     -----------      ---------     -----------     ----------
Income (loss) before income taxes
  and extraordinary item                                             (2,190,000)      (925,000)    (9,862,000)     1,253,000

Income tax expense (benefit)                                              --          (350,000)      (175,000)     2,193,000
                                                                     -----------      ---------     -----------     ----------
Net loss before
  extraordinary item                                                 (2,190,000)      (575,000)    (9,687,000)      (940,000)

Extraordinary item-loss on early
  extinguishment of debt                                               (463,000)         --          (463,000)         --
                                                                     -----------      ---------     -----------     ----------
Net loss                                                            $(2,653,000)   $  (575,000)  $(10,150,000)    $ (940,000)
                                                                     -----------      ---------     -----------     ----------
                                                                     -----------      ---------     -----------     ----------
Loss per share:

Loss per share before extraordinary item                            $     (0.66)    $    (0.17)   $     (2.93)    $    (0.28)
Extraordinary Item                                                        (0.14)         --             (0.14)         --
                                                                     -----------      ---------     -----------     ----------

Net loss per share                                                  $     (0.80)    $    (0.17)   $     (3.07)    $    (0.28)
                                                                     -----------      ---------     -----------     ----------
                                                                     -----------      ---------     -----------     ----------

Weighted average shares outstanding                                    3,310,000     3,310,000       3,310,000      3,310,000
                                                                     -----------      ---------     -----------     ----------
                                                                     -----------      ---------     -----------     ----------

                       See Notes to Condensed Consolidated Financial Statements


                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       June 30,    September 30,
                                                        1996           1995
                                                     -----------   -------------

                                                     (Unaudited)    (See Note)
                                        Assets
                                        ------
Current assets:
  Cash and cash equivalents                         $ 5,544,000    $ 3,084,000
  Accounts receivable, net                            4,978,000      7,618,000
  Prepaid expenses                                      158,000        397,000
  Notes Receivable                                      182,000           --
  Other current assets                                  859,000        976,000
                                                      ----------     ----------
        Total current assets                         11,721,000     12,075,000

Property, plant and equipment, net                      581,000     12,581,000
Goodwill, net                                         1,574,000      4,519,000
Notes receivable                                      1,394,000           --
Other receivables                                       660,000           --
Other assets                                            938,000      1,108,000
                                                      ----------     ----------

Total assets                                        $16,868,000    $30,283,000
                                                      ----------     ----------
                                                      ----------     ----------

                         Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                   $1,216,000    $ 1,672,000
  Accrued expenses                                    2,467,000      2,342,000
  Accrued payroll                                       457,000        542,000
  Accrued expenses - MEDIQ                              350,000        377,000
  Current maturities of long-term debt                1,209,000      1,219,000
                                                      ----------     ----------
        Total current liabilities                     5,699,000      6,152,000

Long-term debt, less current maturities:
  MEDIQ                                              10,158,000     10,733,000
  Other                                                 298,000      2,422,000

Other liabilities                                        68,000        181,000

Stockholders' equity                                    645,000     10,795,000
                                                      ----------     ----------

Total liabilities and stockholders' equity          $16,868,000    $30,283,000
                                                      ----------     ----------
                                                      ----------     ----------

Note: The balance sheet at September 30, 1995 has been condensed from the audited financial statements at that date.

               See Notes to Condensed Consolidated Financial Statements

                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                                      Nine Months Ended June 30,
                                                     ---------------------------
                                                          1996           1995
                                                        --------       --------
Cash flows from operating activities:
- ------------------------------------
Net loss                                           $(10,150,000)    $ (940,000)

Adjustments to reconcile net loss to net cash
  used in operating activities                         7,190,000         75,000
                                                      ----------     ----------
Net cash used in operating activities                 (2,960,000)      (865,000)

Cash flows from investing activities:
- ------------------------------------

Proceeds from sale of facilities                      8,865,000           --
Capital expenditures for property,plant and
 equipment                                             (226,000)      (422,000)
Proceeds from sale of Joint Venture                        --        9,609,000
Distributions from Joint Venture                           --        1,000,000
Acquisition of Clinic Operations                       (150,000)          --
Other                                                  ( 20,000)      (200,000)
                                                      ----------     ----------
Net cash provided by investing
activities                                            8,469,000      9,987,000
                                                      ---------      ----------

Cash flows from financing activities:
- ------------------------------------

Debt repayments                                      (3,049,000)    (6,224,000)
                                                      ----------     ----------
Net cash used in
 financing activities                                (3,049,000)    (6,224,000)
                                                      ----------     ----------
Increase in cash                                      2,460,000      2,898,000

Cash and cash equivalents:
  Beginning balance                                   3,084,000        735,000
                                                      ----------     ----------

  Ending balance                                     $5,544,000    $ 3,633,000
                                                      ----------     ----------
                                                      ----------     ----------

Supplemental disclosure of cash flow information:
  Interest paid                                      $1,108,000    $ 1,233,000
                                                      ----------     ----------
                                                      ----------     ----------

  Income taxes refunded                               $ ( 92,000)    $ (112,000)
                                                      ----------     ----------
                                                      ----------     ----------
Supplemental disclosure of non-cash investing and
  financing activities:
  Equipment financed with debt and capital leases    $   63,000     $   43,000
                                                      ----------     ----------
                                                      ----------     ----------
  Acquisition financed with long-term debt           $  338,000           --
                                                      ----------     ----------
                                                      ----------     ----------
  Notes received from sale of fixed assets           $1,400,000           --
                                                      ----------     ----------
                                                      ----------     ----------
  Liabilities assumed by BHC                          $1,358,000           --
                                                      ----------     ----------
                                                      ----------     ----------

               See Notes to Condensed Consolidated Financial Statements

                                  MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of June 30, 1996, the condensed consolidated statements of operations for the three and nine month periods ended June 30, 1996 and 1995 and the condensed consolidated statements of cash flows for the nine month periods then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of June 30, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1995 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the Company's continued negative operating results, as well as increased delays in collections of accounts receivable (including reimbursement review of certain Medicare claims in southern California), the Company has been experiencing difficulty generating sufficient cash flows from its operations to meet its obligations and sustain its operations without the use of available cash. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1995 includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Based upon the adverse impact on the Company's operating results of cost-reduction pressures on inpatient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company focused its strategy on pursuing opportunities to grow its Extended
Care Services Division. As a result, the Company sold six of its seven freestanding behavioral healthcare facilities and is pursuing opportunities to sell the remaining facility. The operations of the freestanding facilities represented 72% and 87% of net revenues for the first nine months of 1996 and fiscal year 1995, respectively. The Company is also taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve cash flows. See Note 3 and Note 6.

                                   MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 3 - SALE OF FREESTANDING FACILITIES

On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining consent to the sale of Oakview Treatment Center as required under the terms of the Company's revolving credit facility, the Company pledged both of the notes receivable relating to the sale of Oakview Treatment Center as collateral for the Company's obligations under the revolving credit facility. In connection with obtaining a waiver from MEDIQ Incorporated ("MEDIQ") of an event of default provision of a note payable to MEDIQ (the "MEDIQ Note") relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note. In connection with the BHC Sale (discussed below) the revolving credit facility has been repaid and the pledges under the revolving credit facility have been terminated, but the pledge under the MEDIQ Note continues.

     On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities (the "Hospitals"), to Behavioral Healthcare Corporation ("BHC"), a Delaware corporation, with its principal offices located in Nashville, Tennessee, pursuant to an Asset Purchase Agreement, dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the "BHC Sale"). The Hospitals were sold for approximately $10,222,700, consisting of $8,864,500 in cash and $1,358,200 in assumed liabilities of the freestanding facilities. The sale price is subject to certain post-closing adjustments, pursuant to the terms of the Asset Purchase Agreement, as amended, expected to be resolved in the fourth quarter. The Asset Purchase Agreement, as amended, also provides for certain Medicare depreciation recapture amounts to be allocated between the Company (85%) and the purchaser (15%). Such recapture amounts relate to potential adjustments for prior years to reflect the loss on the sale of the Hospitals as a retroactive increase in the Company's depreciation expense for purposes of cost-based reimbursements.
The Company estimates that its share of the amounts to be collected pursuant to such Medicare recapture will be approximately $1,320,000 and that it will receive such payments beginning in two to three years after the closing.

     The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC and paid by the Company at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (which amount was placed in escrow). The Company anticipates using the remainder of the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See Note 6.

     The pretax loss on the sale of facilities consists of the write off of intangibles related to the Hospitals of $3,184,000, a loss on the sale of certain property, plant and equipment aggregating $221,000, transaction expenses of $515,000, severance expenses of $330,000 and other expenses of $769,000 and additional expenses incurred in connection with the sale of Oakview Treatment Center of $26,000, offset by estimated Medicare depreciation recapture income.

                                   MHM SERVICES, INC.
                                   AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 4 - ACQUISITION OF CLINIC OPERATIONS

In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown, Taunton and New Bedford, Massachusetts. The purchase price included cash of $150,000 and a note in the amount of $338,000 payable in 36 monthly installments.

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

On August 14, 1995, the Company entered into a $5,000,000 revolving credit facility with a commercial lender. The Company used a portion of the proceeds from the BHC Sale for the repayment of the principal amount outstanding under this revolving credit facility ($2,515,000, including related early termination fees of $174,000). In connection with this repayment, the facility was terminated.

    As of June 30, 1996, the Company had $10,925,000 outstanding under its note payable to MEDIQ Incorporated ("MEDIQ") (original principal amount of $11,500,000) that was executed in connection with the distribution of the Company's stock to MEDIQ's stockholders (the "MEDIQ Note").

The MEDIQ Note bears interest at prime plus 1.5% per annum, with monthly payments of interest only through September 1995, and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The MEDIQ
Note is collateralized by a note receivable (in the amount of $1,875,000) obtained by the Company as partial consideration for the sale of the Oakview Treatment Center, one of the Company's former freestanding facilities. The Company pledged the note receivable to MEDIQ in connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary in connection with such sale.

    The Company does not anticipate that cash flows from operations will be sufficient to repay the MEDIQ Note upon maturity in 1998. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1995, and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note. A portion of the net proceeds from the BHC Sale is available to the Company to fund the monthly obligations and a portion of the principal obligations upon maturity, if necessary, of the MEDIQ Note. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

    The MEDIQ Note also provides for certain events of default, including:
"The . . . sale of all or substantially all of the assets of [the Company]
 . . ." In an attempt to preclude the possibility of a dispute as to whether the BHC Sale constituted the sale of all or substantially all of the assets of the Company for purposes of the MEDIQ Note, the Company, prior to the sale, sent MEDIQ a letter requesting a waiver of this provision in connection therewith. MEDIQ sent the Company a letter in which MEDIQ declined to grant such a waiver. Since the completion of the BHC Sale, the Company has not received any notice of default under the MEDIQ Note on this basis. Nevertheless, in the event MEDIQ attempts to accelerate the MEDIQ Note, the Company intends to aggressively defend its position in any legal proceeding. There can be no assurances that the Company would be able to obtain a favorable decision in such a legal proceeding. In the event the Company were to receive an adverse decision on this matter, the outstanding principal balance on the MEDIQ Note would become immediately due and payable in full. In that event, the Company may be required to apply the remainder of the net proceeds from the BHC Sale toward the repayment of the outstanding principal of the MEDIQ Note, obtain alternative sources of cash with which to satisfy such obligation, or obtain from MEDIQ a modification to the MEDIQ Note. The remaining balance of the net proceeds from the BHC Sale is insufficient to repay the entire outstanding principal balance of the MEDIQ Note. There can be no assurance that the Company will have sufficient cash to repay the outstanding principal balance of the MEDIQ Note or that other sources of cash will be available to the Company in the event the Company was to receive an adverse decision on such matter. In such event, the Company may be unable to fulfill its debt obligations and also sustain operations at a level at which the Company could continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of June 30, 1996 and the Company's results of operations for the three and nine month periods then ended, compared with the same period last year. This discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 17-27) for the fiscal year ended September 30, 1995 included in the Company's Annual Report on Form 10-K.

GENERAL

     In response to continuing changes in the behavioral healthcare industry, the Company made significant changes in its operations in 1994, 1995 and 1996, including the divestiture of the Company's contract management business and substantially all of its freestanding behavioral healthcare facilities, so that the Company could focus on its remaining business -- its Extended Care Services Division (which commenced operations in the fall of 1993). The Extended Care Services Division has experienced growth through internal development (principally from a contract with the State of Georgia) and acquisitions in July and December 1995.

     However, continued pressures from managed care providers and other third party payors to decrease the utilization and cost of behavioral healthcare services have adversely affected the operations of the Company's freestanding facilities, resulting in decreased revenues and significant operating losses. See "Recent Developments."

     As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash resources. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1995 includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

     Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company decided to pursue a strategy focused on growing its Extended Care Services Division. As a result, the Company has pursued opportunities to sell its freestanding behavioral health facilities. In 1995 and the first nine months of fiscal 1996, the operations of the freestanding facilities represented 87% and 72% of net revenues, respectively.

     On April 5, 1996, the Company sold Oakview Treatment Center (the "Oakview Sale") to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining consent to the Oakview Sale as required under the terms of the Company's revolving credit facility, the Company pledged both of the notes receivable relating to the Oakview Sale as collateral for the Company's obligations under the revolving credit facility.
 In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note. In connection with the BHC Sale (discussed below) the revolving credit facility has been repaid and the pledges under the revolving credit facility have been terminated, but the pledge under the MEDIQ Note continues. See "Liquidity and Capital Resources."

     On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities (Aspen Hill Hospital, Pacific Shores Hospital, Pinon Hills Hospital, Pinon Hills Residential Treatment Center and Windsor Hospital) (the "Hospitals"), to Behavioral Healthcare Corporation ("BHC"), a Delaware corporation, with its principal offices located in Nashville, Tennessee, pursuant to an Asset Purchase Agreement, dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the "BHC Sale"). The Hospitals were sold for approximately $10,222,700, consisting of $8,864,500 in cash and $1,358,200 in assumed liabilities of the freestanding facilities. The sale price is subject to certain post-closing adjustments, pursuant to the terms of the Asset Purchase Agreement, as amended, expected to be resolved in the
fourth quarter.   The Asset Purchase Agreement, as amended, also provides for certain Medicare depreciation recapture amounts to be allocated between the Company (85%) and the purchaser (15%). Such recapture amounts relate to potential adjustments for prior years to reflect the loss on the sale of the Hospitals as a retroactive increase in the Company's depreciation expense for purposes of cost-based reimbursements. The Company estimates that its share of the amounts to be collected pursuant to such Medicare recapture will be approximately $1,320,000 and that it will receive such payments beginning in two to three years after the closing.

     The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC and paid by the Company at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (which amount was placed in escrow). The Company anticipates using the remainder of the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See "Liquidity and Capital Resources."

     The Company has not entered into any definitive agreement to sell its remaining freestanding facility. Accordingly, there can be no assurance that the Company will be successful in selling such facility.

     The Company's freestanding facilities represent the majority of the Company's historical business and have contributed significantly to the Company's cash flows. In addition, the freestanding facilities helped to absorb certain corporate-related expenses that, following the sale of the Company's freestanding facilities, will have to be borne fully by the Extended Care Services Division. Since its founding in October 1993, the Extended Care Services Division has generated 13% and 3% of net revenues for the years ended September 30, 1995 and 1994, respectively, and 28% of net revenues for the first nine months of fiscal 1996. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's revenues. The expansion of the Extended Care Services Division has also resulted in increased costs, and thus, with the allocation of corporate overhead related to the operations of the Extended Care Services Division, the Extended Care Services Division has not yet achieved profitable results. No assurances can be given that the Company will be successful in generating profits from the Extended Care Services Division, or that the strategy of focusing on growing the Extended Care Services Division through internal expansion and acquisition will not result in further increased costs. The Company completed two acquisitions in 1995 (described below), routinely reviews potential acquisition candidates, and is negotiating letters of intent with respect to several additional acquisitions and pursuing other acquisition and management opportunities. The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. To date, however, the Company has not entered into definitive agreements with respect to other acquisitions, and there can be no assurances that any acquisitions will be completed or management opportunities will be secured. In addition, since the Company's liquidity and capital resources may be limited by certain future events, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. For example, in the event the Company needs to use the remainder of the proceeds of the BHC Sale to fund its continued operating losses or to repay the amounts outstanding under the MEDIQ Note as described below, the Company's plans to expand the Extended Care Services Division would be extremely restricted, and the Company's results of operations and financial condition may be adversely affected.

ACQUISITION OF SUPPORTIVE COUNSELING CARE

     In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ("SCC") of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, and entered into a 40-year management contract to provide administrative services to SCC. The operating results related to these assets are included in the Company's consolidated results of operations from the date of acquisition. The operations of SCC are primarily responsible for an increase in the Company's provision for bad debts from the prior year quarter and period (as described in "Third Quarter 1996 Compared to Third Quarter 1995" and "Nine Months Ended June 30, 1996 Compared to Nine Months Ended June 30, 1995").

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

                         Three Months Ended June 30,  Nine Months Ended June 30,
                         --------------------------   --------------------------

                                    1996         1995       1996       1995
                                    ----         ----       ----       ----

Net revenues                       100%         100%       100%       100%
                                   -----       ------       -----      -----
                                   -----       ------       -----      -----

Costs and expenses:
  Operating                          70           68         70         70
  General and administrative         27           25         26         25
  Provision for bad debts            20           11         15          9
  Depreciation and amortization       2            4          3          4
Other (credits) charges:
  Equity in earnings of Joint
   Venture                           --           --         --         (3)
  Gain on Sale of Investment         --           --         --        (12)
  Loss on sale of facilities         --           --         14         --
  Interest expense                    4            3          3          4
  Other (income) expense, net        --           (1)        --         (1)
                                   -----       ------       -----      -----
Income (loss) before income
  taxes and extraordinary item      (23)         (10)       (31)         4

Income tax expense (benefit)         --           (4)        --          7
                                   -----       ------       -----      -----
Loss before extraordinary
 item                               (23)          (6)       (31)        (3)
Extraordinary item -
  loss on early extinguishment
   of debt                           (5)                     (1)
                                   -----       ------       ----       -----
Net loss                           (28%)         (6%)      (32%)       (3%)
                                   -----       ------       -----      -----
                                   -----       ------       -----      -----

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

    Net revenues for the third quarter of 1996 were $9,487,000 as compared to $9,912,000 for the prior year quarter, a decrease of $425,000 or 4%, reflecting an increase in revenues from the Extended Care Services Division, more than offset by decreased revenues from the freestanding facilities. Net revenues from freestanding facilities were $6,284,000 (including $1,484,000 from Mountain Crest Hospital, the Company's remaining freestanding facility) in the third quarter of 1996, a decrease of $2,354,000, or 27%, as compared to the prior year quarter. The decrease in revenues resulted primarily from the sale of five of the freestanding facilities on May 31, 1996 and the sale of Oakview Treatment Center on April 5, 1996. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's revenues. Revenues from the Extended Care Services Division were $3,203,000 for the third quarter of 1996, as compared to $1,274,000 in the prior year quarter. This increase is the result of revenues of $1,229,000 attributable to an acquisition in July 1995 and $524,000 attributable to an acquisition in December 1995, as well as increased revenues under a contract with the state of Georgia to provide mental health services to Medicaid patients in nursing homes.

    Operating expenses for the third quarter of 1996 were $6,655,000 as compared to $6,714,000 in the prior year quarter. This decrease was attributable to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset by increases in costs associated with the expansion of the Extended Care Services Division. The level of operating cost of the Extended Care Servics Division, together with the increased provision for bad debts, has had an adverse impact on operating costs.
Such factors are expected to continue to affect operating results pending expansion of the Extended Care Services Division and the impact of cost reductions at the Extended Care Services Division with respect to corporate overhead.

    General and administrative expenses were $2,605,000, or 27% of net revenues, as compared to $2,458,000, or 25% of net revenues, in the prior year quarter. This increase was attributable to increased costs associated with growth of the Extended Care Services Division offset by decreased costs related to the sale of six of the Company's seven freestanding facilities.

     The provision for bad debts increased to $1,877,000 as compared to $1,074,000 in the prior year quarter. As a percentage of net revenues, bad debt expense was 20%, as compared to 11% in the prior year quarter. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors. In March 1996, the Company became aware that SCC's claims, as well as claims submitted by other industry providers in the region, for reimbursement under the Medicare program were being subjected to a pre-payment review process by the Medicare fiscal intermediary in Southern California commencing in April 1996. Under applicable Madicare rules, therefore, SCC is now required to include specified supporting documentation with its claims for reimbursement. Since the commencement of this prepayment review, SCC has received an increased number of denials and requests for additional information. In addition, SCC has received notice of a proposed suspension of Medicare payments based upon a review of certain claims by such fiscal intermediary. This suspension is not expected to become effective pending the review of additional information being provided by SCC to the fiscal intermediary. SCC plans to appeal the denied claims, as well as pursue the claims under review by the fiscal intermediary, and is actively engaged in data collection and analysis in order to support the claims submitted to Medicare. SCC will not receive reimbursement for claims that are not reversed on appeal. In addition, it is possible that the fiscal intermediary's review of SCC's claims may result in further investigation and possible sanctions against SCC, which may include repayment of any alleged overpayments, suspension or exclusion from the Medicare program, fines or other penalites. Based upon the number of denials, the Company's assessment of available documentation and knowledge of, and experience with, the appeal process, the Company has increased its provision for bad debts by approximately $500,000, which represents approximately half of the Company's net accounts receivable balance from SCC's operations as of June 30, 1996. In addition, the number of denials has had an adverse impact on the Company's cash flow from operations. There can be no assurance that the appeal process will result in a significant percentage of reversals, that additional denials will not be received by SCC or the Company's other operations, that actual bad debt experience will not exceed the Company's estimates or that the review of SCC's claims will not result in further action.

    Depreciation and amortization expense was $226,000 as compared to $371,000 in the prior year quarter. The decrease in depreciation and amortization expense was attributable to the sale of the six freestanding facilities.

    Interest expense was $335,000, as compared to $324,000 in the prior year quarter.

    Pretax loss for the third quarter of 1996 was $2,190,000 as compared to pretax loss of $925,000 in the prior year quarter. Operating results from the Company's freestanding facilities were adversely affected in the current period by lower average reimbursement rates, decreases in inpatient average lengths of stay and other market forces. Management expects operating results of its remaining freestanding facility to continue to be adversely affected by these market forces. In addition, the increase in costs associated with expansion of the Extended Care Services Division, as well as the increased provision for bad debts, has had an adverse impact on operating results.

    In this quarter, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's revolving credit facility and the subsequent write-off of associated loan acquisition costs.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

    Net revenues were $31,989,000 as compared to $30,243,000 for the prior year period, an increase of $1,746,000 or 6%. Net revenues from freestanding facilities decreased $4,157,000 or 15% to $22,954,000 (including $4,361,000 from Mountain Crest Hospital). The decrease in revenues from freestanding facilities resulted primarily from the sale of six of the Company's seven freestanding facilities. Revenues from the Extended Care Services Division were $9,035,000 for the first nine months of 1996, as compared to $3,131,000 in the prior year period. This increase is the result of revenues of $3,991,000 attributable to an acquisition in July 1995 and $995,000 attributable to an acquisition in December 1995, as well as increased revenues under a contract with the state of Georgia to provide mental health services to Medicaid patients in nursing homes.

    Operating expenses were $22,574,000, as compared to $21,156,000 in the prior year period. This increase was primarily attributable to increased costs associated with growth of the Extended Care Services Division offset by decreased costs resulting from the sale of six of the freestanding facilities. As a percentage of net revenues, operating expenses were comparable to the prior year period.

    General and administrative expenses were $8,236,000, as compared to $7,452,000 in the prior year period. This increase was attributable to increased costs associated with growth of the Extended Care Services Division, partially offset by decreased costs resulting to the sale of six of the freestanding facilities.

    The provision for bad debts was $4,723,000 in 1996. As a percentage of net revenues, bad debt expense was 15%, as compared to 9% in the prior year period. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors (as described in "Third Quarter 1996 Compared to Third Quarter 1995").

    Depreciation and amortization expense was $940,000, as compared to $1,193,000 in the prior year period. The decrease in depreciation and amortization expense was attributable to the sale of six of the Company's seven freestanding facilities.

    The pretax loss on the sale of facilities consists of the write off of intangibles related to the Hospitals of $3,184,000, a loss on the sale of certain property, plant and equipment aggregating $221,000, transaction expenses of $515,000, severance expenses of $330,000 and other expenses of $769,000 and additional expenses incurred in connection with the sale of Oakview Treatment Center of $26,000, offset by estimated Medicare depreciation recapture income.

    Interest expense was $1,101,000, a decrease of $92,000 from the prior year period, primarily attributable to decreases in outstanding borrowings.

    Pretax loss for the nine month period ended June 30, 1996 increased to $9,862,000, as compared to pre-tax income of $1,253,000 in 1995. The prior period included significant non-recurring income related to the Joint Venture, including equity in the earnings of $835,000 and a pretax gain on the sale of $3,529,000. Operating results from the Company's freestanding facilities were adversely affected in the current period by lower average reimbursement rates and decreases in inpatient average lengths of stay and other market forces. Management expects operating results of the remaining freestanding facility to continue to be adversely affected by these market forces. In addition, the increase in costs associated with the expansion of Extended Care Services Division has had an adverse impact on operating results.

    In this nine month period, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's revolving credit facility and the subsequent write-off of associated loan acquisition costs.

INCOME TAXES

    The Company's effective tax rates for the three and nine month periods ended June 30, 1995 were disproportionate to the statutory tax rate primarily as a result of permanent differences related to the disposition of the Company's interest in the Joint Venture. The tax benefit for 1996 was adversely impacted by the Company's inability to utilize current net operating losses to reduce tax liability for prior years.

LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996 the Company had cash and cash equivalents of $5,544,000, consisting primarily of the remaining proceeds from the sale of the freestanding facilities. Such funds are currently invested in short-term interest bearing securities.

    Cash used in operating activities was $2,960,000 for the first nine months of 1996, as compared to $865,000 for the prior year period.

    Cash provided by investing activities in the first nine months of 1996 included $8,869,500 in proceeds from the BHC Sale. Cash used in investing activities for the first nine months of 1996 included $226,000 for capital expenditures and $150,000 for the acquisition of clinic operations in Massachusetts. The Company anticipates capital expenditures of approximately $50,000 during the remainder of 1996. The Company anticipates using a portion of the proceeds from the sale of its freestanding facilities to continue its expansion of the Extended Care Services Division. However, based upon the Company's liquidity and capital resources, there can be no assurance the Company will have sufficient resources to expand this division.
 See "Recent Developments." Non-cash investing activities also included notes received in connection with the sale of Oakview Treatment Center recorded at net estimated realizable value of $1,400,000 and liabilities assumed by BHC of $1,358,000.

    Net cash used in financing activities for the first nine months of 1996 consisted of debt repayments of $3,049,000. The Company used a portion of the proceeds from the BHC Sale for the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000). In connection with this repayment, the facility was terminated. Non-cash financing activities included a $338,000 note payable incurred in connection with the acquisition of clinic operations in Massachusetts, payable in 36 monthly installments.

    As of June 30, 1996, the Company had $10,925,000 outstanding under its note payable to MEDIQ Incorporated ("MEDIQ") (original principal amount of $11,500,000) that was executed in connection with the distribution of the Company's stock to MEDIQ's stockholders (the "MEDIQ Note").

The MEDIQ Note bears interest at prime plus 1.5% per annum, with monthly payments of interest only through September 1995, and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The MEDIQ Note is collateralized by a note receivable (in the amount of $1,875,000) obtained by the Company as partial consideration for the sale of the Oakview Treatment Center, one of the Company's former freestanding facilities. The Company pledged the note receivable to MEDIQ in connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary in connection with such sale.

    The Company does not anticipate that cash flows from operations will be sufficient to repay the MEDIQ Note upon maturity in 1998. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1995, and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note. A portion of the net proceeds from the BHC Sale is available to the Company to fund the monthly obligations and a portion of the principal obligations upon maturity, if necessary, of the MEDIQ Note. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

    The MEDIQ Note also provides for certain events of default, including:
"The . . . sale of all or substantially all of the assets of [the Company]
 . . ." In an attempt to preclude the possibility of a dispute as to whether the BHC Sale constituted the sale of all or substantially all of the assets of the Company for purposes of the MEDIQ Note, the Company, prior to the sale, sent MEDIQ a letter requesting a waiver of this provision in connection therewith. MEDIQ sent the Company a letter in which MEDIQ declined to grant such a waiver. Since the completion of the BHC Sale, the Company has not received any notice of default under the MEDIQ Note on this basis. Nevertheless, in the event MEDIQ attempts to accelerate the MEDIQ Note, the Company intends to aggressively defend its position in any legal proceeding. There can be no assurances that the Company would be able to obtain a favorable decision in such a legal proceeding. In the event the Company were to receive an adverse decision on this matter, the outstanding principal balance on the MEDIQ Note would become immediately due and payable in full. In that event, the Company may be required to apply the remainder of the net proceeds from the BHC Sale toward the repayment of the outstanding principal of the MEDIQ Note, obtain alternative sources of cash with which to satisfy such obligation, or obtain from MEDIQ a modification to the MEDIQ Note. The remaining balance of the net proceeds from the BHC Sale is insufficient to repay the entire outstanding principal balance of the MEDIQ Note. There can be no assurance that the Company will have sufficient cash to repay the outstanding principal balance of the MEDIQ Note or that other sources of cash will be available to the Company in the event the Company was to receive an adverse decision on such matter. In such event, the Company may be unable to fulfill its debt obligations and also sustain operations at a level at which the Company could continue as a going concern.

    As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third-party payors (including reimbursement review of certain Medicare claims in Southern California), the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash. In an effort to improve this situation, the Company has pursued opportunities to sell its freestanding facilities and is taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve its cash flows. The Company has sold six of its seven freestanding facilities and is pursuing opportunities to sell the remaining facility. To date, however, the Company has not entered into any definitive agreement to sell its other freestanding facility. Accordingly, there can be no assurance that the Company will be successful in selling such facility. See "Recent Developments." With respect to its efforts to reduce operating expenses, the Company is implementing reductions in office lease expense by reducing its leased space and reductions in personnel expense by reducing staff of the Extended Care Services Division and corporate staff. The Company's liquidity could also be improved by: (i) the collection of additional outstanding receivables; (ii) significant reductions in the operating losses of the Company's remaining businesses; (iii) significant additional reductions in overhead; and (iv) obtaining additional capital and/or financing sources. However, there can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. In the event that the Company is unable to enhance its liquidity, the Company may be required to renegotiate the terms of its financial obligations, significantly curtail its level of operations or otherwise significantly reduce operating expenses.

    This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the anticipated use of proceeds from the sale of freestanding facilities, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continued operating losses, the amount and timing of receipt of government reimbursement and the results of the review of SCC's claims by the Medicare fiscal intermediary, risks associated with industry consolidation and acquisitions, the need to manage growth, the possible need to use the net cash proceeds from the sale of freestanding facilities for the retirement of certain indebtedness and competition. For additional information, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 4.   Matters Submitted to a Vote of Stockholders

          At a Special Meeting of stockholders of the Company held on May 13, 1996, at which the holders of at least 1,826,912 shares of Common Stock of the Company (out of a total of 3,310,448 shares outstanding and entitled to vote at such Special Meeting) were present in person or represented by proxy (a quorum for the transaction of business), the stockholders of the Company approved the sale of five of the Company's freestanding behavioral healthcare facilities and the amendment of the Certificate of Incorporation of the Company to change the Company's name from Mental Health Management, Inc. to MHM Services, Inc. At the Annual Meeting of stockholders of the Company held on June 25, 1996, at which the holders of at least 2,072,239 shares of Common Stock of the Company (out of a total of 3,310,448 shares outstanding and entitled to vote at such Annual Meeting) were present in person or represented by proxy (representing a quorum for the transaction of business), Messrs. Michael S. Pinkert, Abraham B. Gosman, H. Scott Miller and Michael F. Sandler and Dr. Kenneth A. Kessler were elected directors of the Company to serve until the next Annual Meeting and until the election and qualification of their successors, an amendment to the Company's 1993 Stock Option Plan was approved and a Non-Employee Directors' Stock Option Plan was approved.

Item 6.   Exhibits and Reports on Form 8-K

    (b)   Reports on Form 8-K

          During the third quarter, the Company filed (i) a Current Report on Form 8-K dated April 17, 1996 to announce the Oakview Sale, as amended by Current Report on Form 8-K/A dated June 19, 1996, which included ProForma Financial Information relating to such sale, (ii) a Current Report on Form 8-K dated May 31, 1996 to announce that the Company had changed its name from Mental Health Management, Inc. to MHM Services, Inc., and (iii) a Current Report on Form 8-K dated June 17, 1996 to announce the BHC Sale, as amended by a Current Report on Form 8-K filed on June 25, 1996, which included Pro Forma Financial Information relating to such sale).

                                      SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated:  August 14, 1996                 MHM Services, Inc.



                                        /s/ Carolyn Zimmerman
                                        ----------------------------------------
                                        Carolyn Zimmerman
                                        Vice President, Finance
                                        and Chief Financial Officer