Form 10-K
period 1996-09-30
MHM SERVICES INC
filed 1997-01-09
CIK 910408

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                         ---------------------------
                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  SEPTEMBER 30, 1996     Commission File Number:  1-12238

                               MHM SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                                52-1223048
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8000 TOWERS CRESCENT DRIVE, SUITE 810, VIENNA, VIRGINIA                22182
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (703) 749-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
Title of each class                                                on which registered
--------------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                           AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 ----

The aggregate market value of the Registrant's voting stock held by nonaffiliates (based upon the closing price of $.375) on December 30, 1996, was approximately $700,000. As of December 30, 1996, there were 3,310,448 shares of Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1997 are incorporated by reference into Part III. The Index to Exhibits begins on page 55.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         MHM Services, Inc., through its wholly-owned subsidiaries, MHM of Colorado, Inc. ("Hospital Division") and MHM Extended Care Services, Inc. ("Extended Care Services Division") (collectively, the "Company"), offers, arranges for and manages nonacute healthcare services primarily in institutional settings. Since its founding, the Company's goal has been to offer the highest quality, cost-effective care in the industry. Until April 1996, the Company's Hospital Division operated seven freestanding psychiatric and substance abuse facilities, which generated 86% of the Company's net revenues for fiscal 1995, and had comprised 77% of the Company's total assets at the end of fiscal 1995. As a result of the sale of five of the freestanding facilities in May 1996, and one facility in April 1996, the Hospital Division represented only 67% of net revenues for fiscal 1996. See "Sale of Freestanding Facilities/Continued Operation of Mountain Crest Hospital." The Company's Extended Care Services Division provides specialized medical and behavioral healthcare services to residents of approximately 655 nursing homes in ten states, and, through its MHM Counseling Services division, provides a wide range of outpatient behavioral healthcare services to children, adolescents, adults and families in multiple clinics located in Massachusetts as well as in home-based and outreach locations, including public schools, nursing homes, vocational centers, day treatment centers, assisted living facilities, group homes, rehabilitation hospitals, dialysis centers, and workshops for the developmentally delayed. The Extended Care Services Division also provides behavioral healthcare services to more than 2,000 Medicaid patients residing in nursing homes under a contract with the State of Georgia.

         Historically, the Company's principal businesses were the operation of freestanding behavioral healthcare facilities and the management of behavioral healthcare programs under contracts with acute care hospitals. The market for behavioral healthcare has undergone dramatic changes in recent years. Pressure on providers to reduce costs has resulted in an increase in the development and utilization of alternatives to long-term in-patient care, and a decrease in the utilization of in-patient care and reimbursement rates. With market forces emphasizing managed care approaches to healthcare, this trend is anticipated to continue.

         In response to these changes and their adverse impact on the Company's operating results, significant changes have been made in the structure of the Company's operations over the past several years. In 1994, the Company merged its contract management business (which represented 29% of the Company's net revenues in fiscal 1994) with a competitor through the creation of a joint venture. In 1995, the Company sold its interest in the joint venture to such competitor. In addition, the Company sold six of its seven freestanding facilities by May 1996 which represented 51% of the Company's net revenue in fiscal 1996. Further, the Company decided to pursue a growth strategy focused on its Extended Care Services Division (which represented 33% and 14% of the Company's net revenues in fiscal 1996 and 1995, respectively) through the pursuit of non-physician practice acquisitions and management opportunities.

         As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, including reimbursement review of certain Medicare claims in southern California, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash reserves.

The report of the Company's independent auditors on the Company's financial statements at September 30, 1996, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 2 to the Notes to Consolidated Financial Statements." In a continuing effort to improve this situation for both the immediate future and the long-term, the Company sold certain assets relating to its Hospital Division, and is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

SALE OF FREESTANDING FACILITIES/CONTINUED OPERATION OF MOUNTAIN CREST HOSPITAL

         On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000 evidenced by two promissory notes payable to the Company. The notes are payable in monthly installments of principal and interest (at prime) based on a fifteen year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining a waiver from MEDIQ Incorporated ("MEDIQ") of an event of default provision of a note payable to MEDIQ (the "MEDIQ Note") relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note. The Company is reviewing with counsel the validity of the MEDIQ Note and its legal rights and remedies in the event the MEDIQ Note's validity is litigated. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities, to Behavioral Healthcare Corporation, a Delaware corporation ("BHC"), with its principal offices located in Nashville, Tennessee, pursuant to an Asset Purchase Agreement (the "BHC Agreement"), dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the "BHC Sale"). The facilities were sold to BHC for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 (reflecting post-closing adjustments by both parties) in assumed liabilities of the freestanding facilities.

         The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities in the amount of $284,000 (of which $216,000 remains in escrow) The Company expects to continue to use the remainder of the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's freestanding behavioral healthcare facilities represented 86% and 68% of net revenues for the years ended September 30, 1995 and 1994, respectively. As a result of the sale of six facilities in 1996, the freestanding behavioral healthcare facilities represented only 67% of net revenues for fiscal 1996.

         The Company continues to operate Mountain Crest Hospital a 60-bed psychiatric hospital located in Fort Collins, Colorado, which also operates seven alternative care programs for adult, adolescent and geriatric patients, and serves communities in Colorado. The Company commenced operating this facility in August 1994 pursuant to a sublease agreement. Mountain Crest Hospital represented 16% of the Company's net revenue in fiscal 1996. See "Item 2. Properties." As a result of Mountain Crest Hospital's positive contribution to the Company's operating income, the Company has decided not to actively seek a buyer for its sole remaining hospital. The Company anticipates that Mountain Crest Hospital will contribute approximately 25-35% of the Company's net revenues in fiscal 1997.

         Mountain Crest Hospital is subject to compliance with various federal, state and local statutes and regulations, including requirements relating to facility use, licensure and inspection requirements, licensing or certification requirements of federal, state and local health agencies and industry accreditation agencies, such as the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). Mountain Crest Hospital is JCAHO accredited.

         Many states also have statutory requirements, known as certificate of need laws, intended to avoid the proliferation of unnecessary or under-utilized healthcare services and facilities by requiring a healthcare facility to obtain approval prior to offering services or undertaking certain acts. Mountain Crest Hospital has obtained the necessary certificate of need approval, and the Company believes it is operating in compliance with the conditions of such approval. Facilities used for healthcare programs must also comply with licensing requirements of federal, state and local health agencies, and with the requirements of municipal building, health and fire codes. In granting and renewing a facility's license, state health agencies generally consider, among other factors, the physical condition of the facility, the type of services offered by the facility, the qualifications of administrative and professional staff, the quality of professional and other services, and the continuing compliance of such facility with the laws and regulations applicable to its operations. Licensing, certificate of need, reimbursement and other applicable regulations vary by jurisdiction and are subject to change. The Company believes that the Mountain Crest Hospital is materially in compliance with all applicable requirements. The Company is not able to predict the impact of future changes in regulations affecting the industry.

         Many healthcare providers receive reimbursement under one or more of the Medicare or Medicaid programs for behavioral healthcare services. The Company is reimbursed under such programs for services provided at Mountain Crest Hospital. In order to receive reimbursement under such programs, each facility must meet applicable requirements promulgated by the United States Department of Health and Human Services relating to the type of facility, the qualifications and requirements of personnel, standards of patient care and compliance with applicable state and local laws, rules and regulations. The Company believes that Mountain Crest Hospital, which is currently subject to such certification, is materially in compliance with all applicable requirements.

         The Medicare prospective payment system uses predetermined reimbursement rates based upon diagnosis-related groups ("DRGs"). The DRG system established fixed payment amounts per discharge diagnoses generally provided by acute care hospitals. Mountain Crest Hospital is currently exempt from the DRG system. It is possible that, in the future, mental health programs could be included in the DRG system. The Company is not able to predict the impact, if any, on its business or operations of such a change in the Medicare reimbursement system.

         Federal law contains certain provisions designed to ensure that services rendered by healthcare providers to Medicare and Medicaid patients are medically necessary and meet professionally recognized standards. Those provisions include a requirement that admissions of Medicare and Medicaid patients to hospitals must be reviewed in a timely manner to determine medical necessity. In addition, these provisions state that a hospital may be required to reimburse the government for the cost of Medicare paid services determined by a peer review organization to have been medically unnecessary. Mountain Crest Hospital has quality assurance programs and procedures for utilization review and retrospective patient care evaluation. Various state and federal laws regulate the relationships between providers of healthcare services and referral sources. Among these laws are the Medicare and Medicaid anti-fraud and abuse provisions (the "Fraud and Abuse Statute"). The Fraud and Abuse Statute prohibits individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting, or receiving remuneration in order to induce referrals for items or services reimbursed under those programs. The policy objective of this statute is to ensure that the purpose for a referral is quality of care and not monetary gain by the referring individual. This prohibition applies to Medicare patients, Medicaid patients and other beneficiaries of certain federally-funded programs, and imposes felony criminal penalties and civil sanctions, as well as exclusion from the Medicare or Medicaid programs, for violations. This provision also sets forth certain specific exceptions to the general prohibition, and authorizes the Department of Health and Human Services to promulgate, by regulation, additional payment practices (known as "safe harbors") which will be immune from prosecution. In 1991, regulations were issued creating certain "safe harbors" for relationships between healthcare providers and referral sources. Any relationship that satisfies the terms of a safe harbor is protected from criminal prosecution and civil sanctions. Failure to satisfy the requirements of a safe harbor does not necessarily mean that the relationship is prohibited; rather, the failure to fit within a safe harbor means the arrangement is not immune from scrutiny and the possibility of punishment. The Company has agreements with the physicians who provide professional services at Mountain Crest Hospital, which generally provide for payments to such persons by the Company as compensation for their administrative services. The Company believes that its relationships comply with the Fraud and Abuse Statute provisions and the safe harbor regulations, and has an on-going compliance monitoring program.

         The Omnibus Budget Reconciliation Act of 1993 includes provisions prohibiting certain physician referrals. These provisions ("Stark II") prohibit a physician who has a financial relationship with an entity from referring to that entity for the furnishing of "designated health services" for which payment would otherwise be made by Medicare or Medicaid. Furthermore, the entity may not present a claim or bill an individual, third party payor or other entity for "designated health services" furnished pursuant to such a referral. Inpatient and outpatient hospital services are specifically included in the definition of "designated health services."

         Although the Fraud and Abuse Statute and Stark II prohibitions apply to Medicare patients, Medicaid patients and other beneficiaries of certain federally-funded programs, many state laws extend the prohibition to all payors. The Company believes its relationships comply with all state and federal statutes and regulations restricting patient referrals.

         There are federal, state and local regulations relating to certain aspects of the Company's business, including civil commitment of patients to psychiatric programs and disclosure of information concerning patient treatments. Many states have adopted "patient bill of rights" regulations which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. Moreover, many states have reporting requirements and procedures. The Company's facilities have adopted and implemented policies and procedures consistent with such regulations.

         In recent years, media and public attention has been focused on allegations of fraudulent practices related to the nature and duration of patient treatments and related billing practices by certain psychiatric care providers. These alleged practices have been the subject of federal and state investigations, as well as legal proceedings. Although not involving the Company, there is a possibility that such activities and investigations could have a negative impact on the entire industry. The Company is not able to determine the extent of such impact, if any, on the Company's business or operations. Several large companies have suffered financial difficulties resulting from their psychiatric care operations. These companies have been prompted to sell, close or convert to other uses many facilities throughout the United States.

SALE OF CONTRACT MANAGEMENT BUSINESS

         In August 1994, the Company combined its contract management business with that of Horizon Mental Health Services, Inc. ("Horizon") of Denton, Texas through the formation of a new company, Horizon Mental Health Management, L.L.C. (the "Joint Venture"). The Joint Venture, owned 27.5% by the Company and 72.5% by Horizon, managed over 150 in-patient and alternative mental health programs for acute care hospitals located in 34 states, and was the leading contract manager of mental health programs offered by general acute care hospitals in the United States. In March 1995, Horizon completed an initial public offering of its stock and, in accordance with the terms of the Joint Venture agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000). In connection with the sale, the Company assigned to Horizon all of its rights and interests in its management contracts, including related accounts receivable. The Company's contract management business represented approximately 29% of net revenues for the year ended September 30, 1994. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

EXTENDED CARE SERVICES DIVISION

         General. The Company's Extended Care Services Division represented approximately 33% and 14% of net revenues for the years ended September 30, 1996 and 1995, respectively. The increase resulted from the Company's sale of six of its seven freestanding facilities and the growth in the business of the Extended Care Services Division, primarily relating to certain acquisitions. Going forward, the Company's strategy is to continue to grow its Extended Care Services Division through internal expansion and acquisitions. Subsequent to September 30, 1996, the Company acquired Liberty Bay Colony Health

Services, Inc.'s. extended care operations servicing approximately 60 extended care facilities in Massachusetts. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that this strategy will enable the Company to establish regional low-cost provider networks and secure contracts with managed care and other third party payors at competitive rates.

         The Company's Extended Care Services Division was formed in October 1993 to pursue opportunities to provide on-site care to nursing home residents and other patients needing less acute care. In November 1993, the Company acquired the assets of Atlanta-based ICH Services, L.L.C. (successor to HCI Services, Inc.), which provides behavioral health and other specialized medical services to residents of extended care facilities, such as nursing homes, skilled nursing facilities and assisted living facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The focus of the Company's on-site medical and behavioral healthcare service programs is to arrange for the provision of clinically-appropriate cost-effective care to residents of extended care facilities. The aim of the programs is to maximize the level of functioning and improve the quality of life of residents, as well as decrease the frequency and duration of in-patient treatment.

         The market for specialized medical and behavioral healthcare services for residents of extended care facilities has benefitted from adoption of the Omnibus Budget Reconciliation Act ("OBRA") by the Federal government in 1987 (as amended in 1989, 1992 and 1996). OBRA mandated that all long-term care facilities make mental health and other specialized medical services, such as dental, podiatry and optometry, available to their residents in order for the facility to continue to be certified for Medicare and Medicaid. OBRA also created the requirement for Pre-Admission Screening and Annual Resident Review ("PASARR") of nursing home residents to evaluate their physical and mental health prior to admission and annually thereafter. The 1996 OBRA amendments repealed the annual review of mentally ill and mentally retarded residents of nursing facilities but required such facilities to promptly notify appropriate state authorities after a significant change in the physical or mental condition of a resident who is mentally ill or mentally retarded and mandated that an assessment review be conducted of the resident after such notification.

         In the fourth quarter of fiscal 1994, the Extended Care Services Division began providing mental health services to Medicaid patients residing in nursing homes in the State of Georgia under a contract pursuant to the PASARR Program. This program was created by the State of Georgia to provide a way for extended care facilities to comply with the OBRA mandate. The contract with the State of Georgia, which is for a term of three and one-half years, is renewable on an annual basis. In July 1996, the Company received notification that it had been approved to commence the third year of the contract. There is no assurance that the Company will be successful in renewing the contract following its termination in November 1997. As of September 30, 1996, Georgia's PASARR program included approximately 2,400 residents in 320 nursing homes. The Company believes that the Georgia contract could present a model for other extended care facilities and other states to establish programs to comply with OBRA.

         Growth Strategy. The internal expansion activities of the Extended Care Services Division are designed to increase market share in existing markets. The Company screens professional recruitment candidates by examining their professional experience, business background, availability and other factors. The Company credentials all healthcare professionals to insure that they satisfy applicable licensure, certification or registration requirements. There can be no assurance that the Company will be successful in its efforts to expand the operations of the Extended Care Services Division, or that the Extended Care Services Division will generate operating profits.

         In addition, the Company believes that the Extended Care Services Division provides a platform to expand into the non-physician practice management business, providing management services to professionals such as psychologists, social workers, nurses, dentists, podiatrists and optometrists. The operations of the Extended Care Services Division comprise the principal management services which can be provided to professionals to enhance their efficiency and competitiveness by reducing the time spent on administration and enabling increased clinical efforts. Management services provided would include billing, collections, marketing, payroll and other administrative services.

         In furtherance of this strategy, the Company has completed several acquisitions (described below), routinely reviews potential acquisition candidates, and is pursuing other acquisition and management opportunities.
The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. Other than the Liberty Bay Colony Health Services acquisition discussed below, the Company has not entered into definitive agreements with respect to other acquisitions, and there can be no assurances that any acquisitions will be completed or management opportunities will be secured. In addition, based upon the Company's limited liquidity and capital resources, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. Depending upon the availability of working capital, the Company's plans to further expand the Extended Care Services Division could be extremely restricted, and the Company's results of operations and financial condition may be adversely affected. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Acquisition of SCC/Recent Determination to Discontinue Operations. In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ("SCC"). SCC, based in Manhattan Beach, California, is a professional corporation which provided behavioral healthcare services to residents of approximately 50 extended care facilities. As consideration for the acquired assets, the Company paid $500,000 in cash and notes. The Company's Extended Care Services Division also entered into a 40-year management contract to provide administrative services to SCC. The transaction represented expansion of the Company's operations into the West Coast region and expansion into non-physician practice management.

         In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. Fixed assets of approximately $12,000 will either be sold or redeployed elsewhere in the Company. All other SCC assets have been written off as of September 30, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Acquisition of Clinic Operations in Massachusetts (MHM Counseling Services). In December 1995, the Company's Extended Care Services Division acquired the operations of several behavioral health clinics located in the metropolitan Boston, Massachusetts area from National Mentor, Inc. As consideration for the acquired assets, the Company paid $150,000 in cash and agreed to pay $338,000 in 36 equal monthly installments. The main clinic in Charlestown, Massachusetts, and the one satellite clinic in Taunton, Massachusetts, employ approximately 70 behavioral health professionals, and provided clinical behavioral healthcare services to approximately 1,400 patients in 1996. The Company has changed the name of the clinics to MHM Counseling Services. MHM Counseling Services offers diverse programs designed to meet the needs of often overlooked and underserved populations: school children, the mentally impaired and physically disabled, those with chronic medical illnesses, and older adults. Services can be obtained at a number of convenient clinic sites across Massachusetts as well as in home-based and outreach locations, including public schools, nursing homes, vocational centers, day treatment centers, assisted living facilities, group homes, rehabilitation hospitals, dialysis centers, and workshops for the developmentally delayed. The clinics provide scheduling, administration, billing and marketing services. The acquisition expanded the Company's geographic reach into Massachusetts and the Northeast region of the United States. The programs of the clinics also expand the Company's product offerings, particularly in counseling services for schools. The Company further expects to add some of the clinics' product offerings to its existing operations.

         Acquisition of Extended Care Operations in Massachusetts (Liberty
Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services. The combined operations will operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition, will serve approximately 80 extended care facilities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20% of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is payable annually by the Company and is calculated on a contract-by-contract basis.

         Operations of the Extended Care Services Division. In general, the Company's extended care services are provided under annual contracts with extended care facilities, which are typically cancelable upon thirty days notice. The Company schedules provider visits to the facilities and handles billing and administration. The Company's professionals visit the facilities either on an as-needed basis or at regularly scheduled intervals. The obligations of the facility are generally limited to providing space in the facility for the Company's professional to meet with residents and assisting the Company in locating residents who may need care. The Company's Extended Care Services Division does not receive any compensation from the facility. The services provided by the Company's professionals are provided only as needed by the resident. The residents are not required by the facility or the Company to utilize the Company's professionals.

         The healthcare professionals providing services under the Company's programs are either employees of the Company or render their services on an independent contract basis pursuant to annual agreements with the Company, which typically are renewed automatically on an annual basis and cancelable upon sixty days notice.

         As of December 15, 1996, the Extended Care Services Division (including the operations of MHM/Bay Colony Counseling Services and the Georgia PASARR contract) had contracts to arrange for professionals (employed by or under contract with the Company) to provide services (including mental health, podiatric, optometry and dental services) to residents of 655 extended care facilities in the following states:


                State                                Number of Facilities
                -----                                --------------------


                Florida                                        17
                Georgia                                       324
                Indiana                                        54
                Massachusetts                                  84
                New Jersey                                      2
                North Carolina                                125
                Ohio                                            5
                Pennsylvania                                    3
                Tennessee                                      24
                Virginia                                       17
                                                              ---


                Total                                         655
                                                              ===


         The Extended Care Services Division competes with national, regional and local companies which provide services to residents of extended care facilities in a manner similar to that of the Company. In addition, the Company competes with community-based acute care hospitals which operate programs to serve the needs of residents of extended care facilities, as well as national hospital chains which have targeted this market for expansion. The Company also competes with regional and local behavioral healthcare and other medical professionals (and their affiliated professional corporations) which provide services in extended care facilities. Some of the Company's competitors are larger and have greater financial and other resources than the Company. The Company believes that competition in this business is primarily on the basis of quality, range of services and availability of professionals.

         Based upon increased pressure to control healthcare costs and improve operating efficiencies, the Company believes an opportunity exists for the Company to consolidate the operations and management of regional and local practices into provider networks. The Company also competes for professional practice acquisition and management opportunities with other practice management businesses which are larger and have greater financial and other resources than the Company. The Company believes that competition for acquisition and management opportunities is primarily on the basis of price, terms of the transaction and value-added services that the acquiror can provide to the practice. There can be no assurance that the Company will be able to successfully compete against such other businesses.

         The business of the Extended Care Services Division is affected by federal, state and local laws and regulations concerning, among other matters, professional licensure and reimbursement. Licensing, reimbursement and other applicable regulations vary by jurisdiction and are subject to change. The Company is not able to predict the impact of future changes in regulations affecting the industry. Certain of the services provided by the Company's professionals to residents of extended care facilities are reimbursed under the Medicare and/or Medicaid programs. Accordingly, certain of the Company's relationships and arrangements are subject to compliance with the Medicare and Medicaid Fraud and Abuse Statute described above. As mentioned, this statute sets forth certain specific exceptions to the general prohibition, and authorizes the Department of Health and Human Services to promulgate, by regulation, additional payment practices (known as "safe harbors") which will be immune from prosecution. In 1991, regulations were issued creating certain "safe harbors" for relationships between healthcare providers and referral sources. Any relationship that satisfies the terms of a safe harbor is protected from criminal prosecution and civil sanctions. However, failure to satisfy the requirements of a safe harbor condition does not necessarily mean that the relationship is prohibited; rather, the failure to fit within a safe harbor means the arrangement is not immune from scrutiny and the possibility of
prosecution and sanctions.   The Company believes that its relationships comply
with the Fraud and Abuse Statute as well as all other state and federal statutes and regulations restricting patient referrals.

         The services provided by the Company's Extended Care Services Division are also reimbursed under the Medicare and/or Medicaid programs. Certain of such services are federally-mandated for residents of extended care facilities. Any changes in Medicare and/or Medicaid reimbursement methodologies or program mandates could have an adverse impact on the results of the Extended Care Services Division. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Current Medicare regulations do not require a physician to certify the need for outpatient mental health services for each patient (other than for partial hospitalization treatment). However, these regulations do require that such services be part of an established plan of treatment. Some of the fiscal intermediaries administering the Medicare program in specific geographic regions require a physician's referral and an established plan of treatment to qualify for reimbursement for mental health services.

         The Company anticipates that some Medicaid administrators may contract with managed care organizations to administer the delivery of care to Medicaid participants. The Company is implementing a marketing strategy to attract managed care opportunities. In this situation, the Company's Extended Care Services Division and/or the professionals providing services at extended care facilities under the Company's programs require approval by such managed care organizations in order to receive reimbursement under the Medicaid programs.

         Psychiatrists, psychologists, social workers and nurses are required to be licensed in the state or states in which they practice. Licensure requirements are administered by state agencies. The

Company's screening process includes confirmation of necessary licensure, and the Company continually monitors license status, as well as satisfaction of continuing education and other related requirements.

         In certain states, the employment of psychiatrists, psychologists, other mental healthcare professionals and other medical professionals by business corporations is a permissible practice. However, many states, including some states in which the Company operates, prohibit or otherwise limit business corporations, such as the Company, from providing behavioral health and other medical services through the direct employment of psychiatrists, psychologists and other professionals. In such states, the Company contracts with professional corporations owned by such professionals, and arranges for the provision of such services. The Company believes that the operations of the Extended Care Services Division are structured in compliance with such rules, or, if necessary, can be restructured in a cost-effective manner. However, there can be no assurance that other states in which the Company operates will not enact similar or more restrictive legislation or regulations.

EMPLOYEES

         As of December 15, 1996, the Company had 53 full-time employees and 43 part-time employees engaged in the operations of the Mountain Crest freestanding facility and 154 full-time employees and 32 part-time employees engaged in the operations of the Extended Care Services Division (including MHM/Bay Colony Counseling Services). In addition, as of such date, the Company had 12 employees engaged in corporate and administrative operations. The Company leases its employees under a contract with Administaff Companies, Inc. ("Administaff"). The contract was executed June 30, 1996, and may be terminated by either party upon thirty days prior written notice. Under the contract, Administaff and the Company are each responsible for compliance with specified laws and for specified purposes but also are considered co-employers for certain other purposes. The Company pays Administaff a fee based upon a percentage of the Company's gross payroll. The Company believes that it has reduced its overall costs related to employees through this contract with Administaff which represents one aspect of its general efforts to reduce its operating expenses. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company's employees include healthcare professionals, such as psychiatrists, psychologists, social workers, nurses, counselors and occupational and activities therapists, and employees engaged in corporate, finance, marketing, administration and other support positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its employee relations to be good. The Company's relationships with certain healthcare professionals are pursuant to contracts with each professional establishing independent contractor relationships.

COMPANY HISTORY

         The Company was incorporated in 1981 in the Commonwealth of Virginia, and in October 1994 changed its state of incorporation to Delaware. From 1986 to August 1993, the Company was a wholly-owned subsidiary of MEDIQ Incorporated ("MEDIQ"). In August 1993, MEDIQ distributed the stock of the Company to MEDIQ's shareholders.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continued operating losses, the amount and timing of receipt of government reimbursement and the results of the review of SCC's claims by the Medicare fiscal intermediary, risks associated with industry consolidation and acquisitions, the need to manage growth, the possible need to use the net cash proceeds from the sale of freestanding facilities for the retirement of certain indebtedness and competition.


ITEM 2.  PROPERTIES

         The Company's executive offices are located in Vienna, Virginia pursuant to a lease expiring in December 1998. Pursuant to such lease, the Company pays annual rent of $22.61 per square foot on approximately 6,600 square feet, with annual increases in an amount equal to 3% of the prior year's base rent. In its efforts to reduce its operating costs, the Company terminated its prior lease in McLean, Virginia with annual rent of approximately $307,000 in favor of its present lease with annual rent of approximately $150,000. Mountain Crest Hospital is operated pursuant to a sublease expiring in 2000 and requires base rental payments of $20,000 monthly and additional rent equal to 6.5% of the net revenues of the facility and 50% of the facility's excess cash flows (as defined in the lease agreement). In addition, the Extended Care Services Division leases office space in California, Georgia and Massachusetts for its operations. The Company believes that its facilities are adequate to carry on its business as currently conducted.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in two lawsuits with Horizon and one or more of its affiliates. The Company sued Horizon, Horizon Mental Health Management, Inc. and the Joint Venture in the Delaware Court of Chancery on August 9, 1995 (C.A. No. 14465) under several agreements governing the distribution of profits to the Company from the Joint Venture. The Delaware Chancery Court granted the Company's motion for summary judgment that entitled it to receive its pro rata share of the Joint Venture's net cash flow for March 1995 with accrued interest which, through October 3, 1996, amounted to $433,330. That judgment has been appealed by Horizon to the Delaware Supreme Court. On July 31, 1996, Horizon and Horizon Mental Health Management, Inc. sued an affiliate of the Company, MHM/LLC, Inc., in the District Court of Denton County, Texas, 211th Judicial District (Cause No. 96-30528). Plaintiffs' Petition alleges breach by the Company of its indemnity obligations under certain Joint Venture agreements and seeks unspecified damages which the Company believes total no more than $120,000. The Company intends to vigorously contest this action.

         The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

MARKET INFORMATION

         The following table sets forth, for the periods indicated, the high and low prices for the common stock as listed on the American Stock Exchange ("AMEX").

                                                             High                        Low
                                                             ----                        ---

Year ended September 30, 1996:
         First Quarter                                     $3.750                     $1.750
         Second Quarter                                     2.625                      1.000
         Third Quarter                                      1.875                      1.250
         Fourth Quarter                                     1.500                       .750

Year ended September 30, 1995:
         First Quarter                                     $3.938                     $2.500
         Second Quarter                                     3.313                      1.875
         Third Quarter                                      3.438                      2.000
         Fourth Quarter                                     3.750                      2.250

         Based upon the Company's financial condition and operating results, it falls within the AMEX guidelines for suspension and delisting. The AMEX has discretion to consider a variety of factors in making a decision to suspend or delist a security, including a company's prospects for growth. There can be no assurance that the Company will continue to be listed on the AMEX or satisfy the standards for listing on another exchange or Nasdaq. Failure to be listed on an exchange or Nasdaq would adversely affect the price of the Company's common stock and the ability of the Company's shareholders to sell their shares.

COMMON STOCK HOLDERS

         As of December 27, 1996, there were approximately 1,669 holders of record of the Company's common stock. Since a portion of the common stock is held in "street" name or nominee name, the Company is unable to determine the exact number of beneficial holders.

DIVIDENDS

         The Company has never declared or paid any cash dividends. The declaration of dividends in the future will at all times be subject to the sole discretion of the Company's Board of Directors, and will depend upon the operating results, capital requirements and financial position, general economic conditions and other pertinent conditions or restrictions relating to any future financing.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial information presented below has been derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                                                         Year Ended September 30,
                                          ------------------------------------------------------------------------------
                                               1996        1995(1)         1994(1)             1993            1992
                                          -------------  -----------   ---------------   ---------------  --------------
                                                           (in thousands, except per share data)


 Net revenues                            $   34,670     $   41,109      $   48,286        $  46,667      $   46,446

 Costs and expenses:
     Operating                               25,765         28,918          33,895           31,760          31,631
     General and administrative               9,718         10,085          10,644            8,448           7,964
     Provision for bad debts                  6,320          4,467           2,009            1,444           1,311
     Depreciation and amortization            1,034          1,603           1,617            1,826           2,329
     Loss on sale of  facilities (2)          4,440             --              --               --              --
     Writedown of long-term assets (3)          461          2,228              --               --              --
     Restructuring charges (4)                   --             --             966               --              --
     Writedown of goodwill (5)                   --             --              --               --          23,141
     Management fees - MEDIQ (6)                 --             --              --            1,111           3,266
 Other (credits) charges:
     Equity in earnings of Joint
       Venture                                   --           (835)           (292)              --              --
     Gain on sale of Joint Venture               --         (3,542)             --               --              --
     Interest expense - MEDIQ                 1,097          1,171             932              834           1,051
     Interest expense -other                    290            366             389              328             413
     Other (income) expense-net                (233)          (223)            (33)             (50)           (105)
                                         ----------     ----------      ----------        ---------      ----------
 Income (loss) before income tax
     expense (benefit), extraordinary
     item and cumulative effect of a
     change in accounting principle         (14,222)        (3,129)         (1,841)             966         (24,555)
 Income tax (benefit) expense                  (308)           894            (525)             451            (158)
 Extraordinary item (7)                        (463)            --              --               --               -
 Cumulative effect of a change in
     accounting principle (8)                                                 (732)
                                         ----------     ----------      ----------        ---------      ----------
 Net (loss) income                       $  (14,377)    $   (4,023)     $  ( 2,048)       $     515      $  (24,397)
                                         ==========     ==========      ==========        =========      ==========

 (Loss) earnings per share               $    (4.34)    $    (1.22)     $     (.63)       $     .17      $    (8.18)
                                         ==========     ==========      ==========        =========      ==========

 Weighted average shares outstanding          3,310          3,310           3,267            2,980           2,980
                                         ==========     ==========      ==========        =========      ==========

BALANCE SHEET DATA


                                                                          September 30,
                                            ------------------------------------------------------------------------
                                                  1996       1995(1)       1994(1)          1993          1992
                                                                        (in thousands)
 Working capital                               $ 2,947      $  5,923      $    485      $  7,377      $  3,837
 Total assets                                   10,828        30,283        41,900        37,364        36,407
 Long term debt, less current maturities           257         2,422           716         4,532           157
 Due to MEDIQ, less current maturities           9,967        10,733        11,500        11,500        11,009
 Stockholders' (deficit) equity                (3,582)        10,795        14,818        15,546        15,031

               See Notes to Selected Consolidated Financial Data

Notes to Selected Consolidated Financial Data:

(1) Effective August 1, 1994, the Company formed a joint venture ("Joint Venture") to combine its contract management business with that of Horizon Mental Health Services, Inc. ("Horizon"). The Joint Venture, which was owned 27.5% by the Company and 72.5% by Horizon, managed both companies' hospital behavioral health care contracts. The operating results of the contract management business were included in the Company's results of operations through the commencement of the Joint Venture on August 1, 1994. On March 20, 1995, Horizon completed its initial public offering and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a pre-tax gain of $3,542,000 (approximately $500,000 net of taxes).

(2) The Company completed the sale of six of its seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

(3) In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of SCC including property, plant and equipment and goodwill resulting in a charge of $461,000.
         In the fourth quarter of 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities, was impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to estimated fair value, resulting in a charge of $2,228,000.

(4) In connection with the commencement of the Joint Venture, the Company recorded a restructuring charge of $966,000 related to the downsizing of its corporate activities.

(5) In 1992, MEDIQ determined that the value of goodwill related to the Company was impaired, other than temporarily. Accordingly, the carrying value of such goodwill was reduced to its estimated fair value resulting in a charge of $23,141,000.

(6) Represents primarily an allocation of MEDIQ's claimed overhead, as well as claimed costs to provide services to the Company. In anticipation of the August 1993 distribution of the Company's stock to MEDIQ's stockholders, MEDIQ discontinued charging management fees to the Company effective April 1, 1993. The Company had continued to obtain certain services from MEDIQ pursuant to a services agreement which terminated in 1996. Fees for services rendered by MEDIQ were $38,000, $140,000 and $138,000 in 1996, 1995 and 1994, respectively, and were included in general and administrative expenses.

(7) The Company recorded an extraordinary item in the amount of $463,000 consisting primarily of costs related to the early retirement of the Company's long-term debt and the subsequent write off of associated loan acquisition costs.

(8) Represents the cumulative effect of a change in the Company's method of accounting for certain preopening costs and certain costs incurred in securing management contracts.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements, and notes thereto, included elsewhere in this report.

GENERAL

         In response to continuing changes in the behavioral healthcare industry, the Company made significant changes in its operations in 1994, 1995 and 1996, including the divestiture of the Company's contract management business and substantially all of its freestanding behavioral healthcare facilities (see "Recent Developments"), so that the Company could focus on its principal remaining business -- its Extended Care Services Division (which commenced operations in the Fall of 1993). The Extended Care Services Division has experienced growth through internal development (principally from a contract with the State of Georgia) and acquisitions.

         As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash resources. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1996, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company sold certain assets relating to its Hospital Division, and is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.


RECENT DEVELOPMENTS

         Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company decided to pursue a strategy focused on growing its Extended Care Services Division. As a result, the Company sold six of its seven freestanding behavioral health facilities. In 1995, the operations of the freestanding facilities represented 86% of net revenues and had comprised 77% of the Company's total assets at the end of fiscal 1995. As a result of the sale of six facilities in 1996, the freestanding facilities represented only 67% of net revenues for fiscal 1996.

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

         On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities (Aspen Hill Hospital, Pacific Shores Hospital, Pinon Hills Hospital, Pinon Hills Residential Treatment Center and Windsor Hospital) (the "Hospitals"), to BHC pursuant to the BHC Agreement. The Hospitals were sold for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties). The BHC Agreement, as amended, also provides for certain Medicare depreciation recapture amounts to be allocated between the Company (85%) and the purchaser (15%). Such recapture amounts relate to potential adjustments for prior years to reflect the loss on the sale of the Hospitals as a retroactive increase in the Company's depreciation expense for purposes of cost-based reimbursements. The Company estimates that its share of the amounts to be collected pursuant to such Medicare recapture will be approximately $1,270,000 of which the Company recorded approximately 50% and that it will receive final settlements within one to three years from the filing date of October 31, 1996. See "Liquidity and Capital Resources."

         The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC and paid by the Company at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $216,000 remains in escrow). The Company expects to continue to use the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See "Liquidity and Capital Resources."

         The Company's freestanding facilities represented the majority of the Company's historical business and have contributed significantly to the Company's cash flows. In addition, the freestanding facilities helped to absorb certain corporate-related expenses that now have to be borne primarily by the Extended Care Services Division. Since its founding in October 1993, the Extended Care Services Division has generated 33%, 14% and 3% of net revenues for the years ended September 30, 1996, 1995, and 1994, respectively. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's revenues. The expansion of the Extended Care Services Division has also resulted in increased costs, and thus, with the allocation of corporate overhead related to the operations of the Extended Care Services Division, the Extended Care Services Division has not yet achieved profitable results. No assurances can be given that the Company will be successful in generating profits from the Extended Care Services Division, or that the strategy of focusing on growing the Extended Care Services Division through internal expansion and acquisition will not result in further increased costs. The Company has recently completed three acquisitions described below, routinely reviews potential acquisition candidates, and is pursuing other acquisition and management opportunities. The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. To date, however, the Company has not entered into definitive agreements with respect to other acquisitions, and there can be no assurances that any acquisitions will be completed or management opportunities will be secured. In addition, since the Company's liquidity and capital resources may be limited by certain future events, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. For example, in the event the Company continues to use the remainder of the proceeds of the BHC Sale to fund its continued operating losses or needs to use such funds to repay the amounts outstanding under the MEDIQ Note, as described below, the Company's plans to expand the Extended Care Services Division would be significantly hampered, and the Company's results of operations and financial condition may be adversely affected.

         Acquisition of Supportive Counseling Care/Recent Determination to Discontinue Operations. In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ("SCC") of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, and entered into a 40-year management contract to provide administrative services to SCC. As consideration for the acquired assets, the Company paid $500,000 in cash and notes. The Company's Extended Care Services Division also entered into a 40-year management contract to provide administrative services to SCC. The operating results related to these assets are included in the Company's consolidated results of operations from the date of acquisition. The operations of SCC are primarily responsible for an increase in the Company's provision for bad debts from the prior year period. See "Results of Operations - Fiscal Year 1996 Compared to Fiscal Year 1995." In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. Fixed assets of approximately $12,000 will either be sold or redeployed elsewhere in the Company. All other SCC assets have been written off as of September 30, 1996. See "Liquidity and Capital Resources."

         The Company issued a purchase warrant in connection with the SCC acquisition. Such warrant provides the holder thereof, upon the occurrence of certain events (such as an initial public offering of such subsidiary, MHM Extended Care Services, Inc.), the right (subject to certain vesting conditions) until July 1998 to acquire 9,000 shares (subject to adjustment under certain circumstances) of the common stock of such subsidiary at a purchase price of $1.00 per share (subject to adjustment under certain circumstances). Such subsidiary currently has 1,000,000 and 100,000 shares of its common stock, par value $.01 per share, authorized and issued, respectively.

         Acquisition of Clinic Operations in Massachusetts (MHM Counseling Services). In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown and Taunton, Massachusetts. As consideration for the acquired assets, the Company paid $150,000 in cash and agreed to pay $338,000 in 36 equal monthly installments. The Company renamed the operations "MHM Counseling Services". The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

         Acquisition of Extended Care Operations in Massachusetts (Liberty
Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations will operate under the name "MHM/Bay Colony Counseling Services," and, as a result of the acquisition, will serve approximately 80 extended care facilities.

         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20% of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is payable annually by the Company and is calculated on a contract-by-contract basis.

OVERVIEW OF REVENUE SOURCES

         Patient service revenues, which represented approximately 67%, 86%, and 68% of net revenues in 1996, 1995 and 1994, respectively, were derived by the Company's freestanding facilities based on covered charges billed primarily to third party payors, including Medicare, Medicaid and other government-sponsored programs. Such revenues can be significantly affected by changes in utilization and reimbursement rates. Typically, payments from such payors are made at amounts less than the amounts charged, based on existing contractual relationships or reimbursement methodologies. The Company records net patient service revenues based upon expected reimbursement. Certain government-sponsored programs pay primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate, with final settlement generally determined several years after submission of fiscal year cost reports and audits thereof by the fiscal intermediary. Differences between amounts recorded as tentative settlements and final audited amounts are reflected as adjustments to contractual allowances in the year in which settlement is determined. The Company also receives patient service revenues under payment agreements with commercial insurance carriers, health maintenance organizations and preferred provider organizations.

         The Company's Extended Care Services Division generates revenues from administrative services for physicians and other healthcare professionals providing care to residents of extended care facilities. Such revenues represented approximately 33%, 14% and 3% of total revenues in 1996, 1995 and 1994, respectively.

         Contract management revenues represented approximately 29% of the Company's revenues in 1994.

JOINT VENTURE

         In August 1994, the Company formed a joint venture (the "Joint Venture") to combine its contract management business with that of Horizon Mental Health Services, Inc. ("Horizon") of Denton, Texas. The Joint Venture, which was owned 27.5% by the Company and 72.5% by Horizon, managed both companies' hospital behavioral healthcare contracts. The operating results of the Company's contract management business were included in the Company's results of operations through the commencement of the Joint Venture on August 1, 1994. From August 1994 to March 20, 1995, the Company's 27.5% interest in the operating results of the Joint Venture was included as "equity in earnings of joint venture" in the Consolidated Statement of Operations. On March 20, 1995, Horizon completed an initial public offering of its stock, and, in accordance with the terms of the Joint Venture agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000).

ACQUISITION OF MOUNTAIN CREST HOSPITAL

         In connection with the commencement of the Joint Venture in August 1994, the Company began operating Mountain Crest Hospital, a 60-bed psychiatric facility in Fort Collins, Colorado, under a sublease agreement with Horizon expiring in December 2000. This sublease agreement requires base rental payments of $20,000 monthly and additional rent equal to 6.5% of the net revenues of the facility and 50% of the facility's excess cash flows (as defined in the lease agreement).

ACQUISITION OF BUSINESS OF ICH SERVICES, L.L.C./MODIFICATION TO DEFERRED CONSIDERATION OBLIGATIONS

         In November 1993, the Company acquired the assets of Atlanta-based ICH Services, L.L.C. ("ICH") (successor to HCI Services, Inc.), which provides behavioral health and other specialized medical services to residents of extended care facilities. The acquired operations formed the core of the Company's Extended Care Services Division. The purchase price for the assets consisted of 330,000 shares of the Company's common stock, as well as certain additional consideration payable, in cash or additional shares of the Company's common stock at the option of the former ICH members, after the third anniversary of the acquisition in an amount equal to approximately twenty percent of the appraised fair market value of the acquired operations as of such third anniversary.

         In an effort to avoid the time, expense, and possibility of disagreement inherent to the appraisal process, the Company has had discussions with ICH for the purpose of modifying the terms of the additional consideration. Although no definitive agreement has been reached to date, the Company expects to execute such an agreement with the former ICH members in the near future. As proposed, such agreement, which would replace the existing additional consideration provisions, would require the Company to issue an aggregate of an additional 266,089 shares of Common Stock to the former ICH members as soon as practicable after obtaining listing approval from the American Stock Exchange for such shares and pay the former ICH members (in the aggregate) approximately $52,562 in cash. The Company would agree to promptly file a listing application with the AMEX (or any other exchange or Nasdaq, as the case may be, should the Company's shares be delisted from the AMEX. See "Market Information"). The proposed amendment would require the Company to pay to each former ICH member on November 1, 1997, a one time adjustment payment equal to the positive difference, if any, between (i) $3.56 per share multiplied by the number of Company shares such former ICH member received as additional consideration and (ii) the gross proceeds received by such former ICH member from the sale of all of such former ICH member's shares of common stock of the Company received as additional consideration.

         There can be no assurance that the Company and ICH will reach a definitive agreement. If no agreement is reached, the Company would be required to comply with the terms of the original agreement. The original agreement did not contain any ceiling on the number of shares of common stock of the Company that the Company could be required to issue under the earn-out. Under the terms of the original agreement, within 90 days of November 18, 1996, the Company would have had to provide the former ICH members additional consideration of approximately 20% of MHM Extended Care Services, Inc.'s fair market value as determined by an independent valuation in cash or shares of the common stock of its parent, MHM Services, Inc.

CHANGE IN ACCOUNTING PRINCIPLE

         Effective October 1, 1993, the Company changed its method of accounting for certain preopening costs and certain costs incurred in securing management contracts. Prior to the change, these costs were deferred and amortized over the estimated periods of benefit, ranging from 3 to 5 years. Based on trends in industry practice, management reevaluated such policy. In light of the type and nature of the costs involved and changes in the Company's business, management concluded that it was preferable to expense these costs as incurred. The cumulative effect on prior years of the change in accounting principle as of October 1, 1993, was $1,110,000, or $732,000 net of income
taxes.   The effect of the change in 1994 was an increase in loss before the cumulative effect of the change in accounting principle of $473,000, or $312,000 net of income taxes.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that components of the Company's results of operations bear to net revenues.

                                                                           Year Ended September 30,
                                                              ------------------------------------------------
                                                                    1996               1995              1994
                                                              ------------           --------         --------

 Net revenues                                                      100.0%             100.0%            100.0%
 Costs and expenses:
     Operating                                                      74.3               70.3              70.2
     General and administrative                                     28.0               24.5              22.0
     Provision for bad debts                                        18.2               10.9               4.2
     Depreciation and amortization                                   3.0                3.9               3.3
     Loss on sale of freestanding facilities                        12.8                 --                --
     Writedown of long-term assets                                   1.3                5.4                --
     Restructuring charges                                            --                 --               2.0
 Other (credits) charges:
     Equity in earnings of Joint Venture                              --               (2.0)              (.6)
     Gain on sale of Joint Venture                                    --               (8.6)               --
     Interest expense - MEDIQ                                        3.2                2.8               1.9
     Interest expense - other                                         .8                 .9                .8
     Other (income) expense - net                                    (.6)               (.5)               --
                                                                   -----              -----             -----
 Loss before income taxes, extraordinary item and
     cumulative effect of a change
     in accounting principle                                       (41.0)              (7.6)             (3.8)
 Income tax (benefit) expense                                        (.9)               2.2              (1.1)
                                                                   -----              -----             -----
 Loss before extraordinary item and cumulative
     effect of a change in accounting principle                    (40.1)              (9.8)             (2.7)
 Extraordinary item - loss on early extinguishment of debt          (1.3)                --                --
                                                                                          -               ---
 Cumulative effect of a change in accounting principle                --                 --              (1.5)
                                                                   -----              -----             -----
 Net loss                                                          (41.4)%             (9.8)%            (4.2)%
                                                                 =========          =========         =========


Fiscal Year 1996 Compared to Fiscal Year 1995

         Net revenues for 1996 were $34,670,000 as compared to $41,109,000 for the prior year, a decrease of $6,439,000 or 16%, reflecting an increase in net revenues from the Extended Care Services Division, more than offset by decreased net revenues from the freestanding facilities. Net revenues from freestanding facilities were $23,255,000 (including $5,694,000 from Mountain Crest Hospital, the Company's remaining freestanding facility) in 1996, a decrease of $12,116,000, or 34%, as compared to the prior year. The decrease in net revenues resulted primarily from the sale of five of the freestanding facilities on May 31, 1996 and the sale of Oakview Treatment Center on April 5, 1996. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's net revenues. Net revenues from the Extended Care Services Division were $11,415,000 in 1996, as compared to $5,738,000 in the prior year. This increase is the result of net revenues of $4,448,000 (as compared to $1,317,000 in 1995) attributable to an acquisition in July 1995 (SCC) and $1,456,000 attributable to an acquisition in December 1995 (MHM Counseling Services), as well as increased net revenues under a contract with the State of Georgia to provide mental health services to Medicaid patients in nursing homes. SCC operations were discontinued in early December 1996. See provision for bad debts discussion below.

         Operating expenses for 1996 were $25,765,000 as compared to $28,918,000 in the prior year. This decrease was attributable to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset by increases in costs associated with the expansion of the Extended Care
Services Division.   The level of operating costs of the Extended Care Services
Division, together with the increased provision for bad debts (described below) and general and administrative expenses, have had an adverse impact on operating results.

         General and administrative expenses for 1996 were $9,718,000 or 28% of net revenues, as compared to $10,085,000 or 25% of net revenues, in the prior year. This decrease was attributable to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset by increases in costs
associated with the expansion of the Extended Care Services Division.   The
level of operating costs of the Extended Care Services Division, together with the increased provision for bad debts (described below) and general and administrative expenses, have had an adverse impact on operating results.

         The provision for bad debts for 1996 increased to $6,320,000 as compared to $4,467,000 in the prior year. As a percentage of net revenues, bad debt expense was 18%, as compared to 11% in the prior year. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors. In March 1996, the Company became aware that SCC's claims, as well as claims submitted by other industry providers in the region, for reimbursement under the Medicare program were being subjected to a pre-payment review process by the Medicare fiscal intermediary in Southern California commencing in April 1996. Under applicable Medicare rules, therefore, SCC is now required to include specified supporting documentation with its claims for reimbursement. Since the commencement of this prepayment review, SCC received an increased number of denials and requests for additional information. In addition, SCC received notice of a proposed suspension of Medicare payments based upon a review of certain claims by such fiscal intermediary. This suspension is not expected to become effective pending the review of additional information provided by SCC to the fiscal intermediary. SCC plans to appeal the denied claims, as well as pursue the claims under review by the fiscal intermediary, and is actively engaged in data collection and analysis in order to support the claims submitted to Medicare. SCC will not receive reimbursement for claims that are not reversed on appeal. In addition, it is possible that the fiscal intermediary's review of SCC's claims may result in further investigation and possible sanctions against SCC, which may include repayment of any alleged overpayments, suspension or exclusion from the Medicare program, fines or other penalties. Based upon the number of denials, the Company's assessment of available documentation and knowledge of, and experience with, the appeal process, the Company has increased its provision for bad debts by approximately $1,000,000 in the third and fourth quarters of fiscal 1996. The allowance for doubtful accounts represents approximately 90% of the Company's net accounts receivable balance from SCC's operations as of September 30, 1996. In addition, the number of denials has had an adverse impact on the Company's cash flow from operations. There can be no assurance that the appeal process will result in a significant percentage of reversals, that additional denials will not be received by SCC or the Company's other operations, that actual bad debt experience will not exceed the Company's estimates or that the review of SCC's claims will not result in further investigation and sanctions. In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. Fixed assets of approximately $12,000 will either be sold or redeployed elsewhere in the Company. All other SCC assets have been written off as of September 30, 1996

         Depreciation and amortization expense for 1996 was $1,034,000 as compared to $1,603,000 in the prior year. The decrease in depreciation and amortization expense was attributable to the sale of the six freestanding facilities.

         The Company completed the sale of six of its seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

         In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of SCC including property, plant and equipment and intangibles resulting in a charge of $461,000.

         Interest expense for 1996 was $1,387,000, as compared to $1,537,000 in the prior year. The decrease is primarily attributable to the extinguishment of the working capital line of credit and paydown on the MEDIQ note.

         Pretax loss for 1996 before extraordinary item was $14,222,000 as compared to pretax loss of $3,129,000 in the prior year. The pretax loss for the current period included a loss of $4,440,000 related to the sale of the freestanding behavioral health facilities, increases in the bad debt provision related to SCC reimbursement denials of approximately $1,000,000 and write off of long-term assets of $461,000 related to the closing of SCC in December 1996. The prior period included a pretax gain of $3,542,000 on the sale of the Company's interest in the Joint Venture as well as earnings of $835,000 related to the Joint Venture offset by the writedown of certain assets in the amount of $2,228,000 described below. In addition, the increase in costs associated with expansion of the Extended Care Services Division, as well as the increased provision for bad debts, have had an adverse impact on operating results for 1996.

         In 1996, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's long-term debt and the subsequent write off of associated loan acquisition costs.

Fiscal Year 1995 Compared to Fiscal Year 1994

         Net revenues were $41,109,000, as compared to $48,286,000 for 1994, a decrease of $7,177,000, or 15%. This decrease reflects the elimination of contract management revenues which were $13,825,000 in the prior year (see Joint Venture above), partially offset by an increase in net revenues from freestanding facilities and the Extended Care Services Division. Net revenues from freestanding facilities increased $2,292,000, or 6.9% to $35,371,000. This increase reflects net revenues of $5,723,000 from the freestanding facility acquired in August 1994 (as compared to $909,000 in 1994), partially offset by a decrease of $2,522,000, or 7.8%, in same store revenues. The decrease in same store revenues resulted from lower average reimbursement rates and decreases in inpatient average lengths of stay, partially offset by a 3.3% increase in admissions and an increase in equivalent patient days. Same store equivalent patient days increased 4.7% over the prior year as a result of the continued growth of alternative care programs in response to managed care and other market forces. These same market forces have resulted in a 9.2% decrease in average lengths of stay for inpatient programs, which reflects increased utilization at one of the Company's residential treatment centers, which traditionally have longer lengths of stay than the Company's other freestanding facilities, offset by a 15.1% decrease in average lengths of stay at the Company's other freestanding facilities. Market forces have also resulted in decreased inpatient reimbursement rates as a result of changes in payor mix, including higher charity care utilization, and lower average reimbursement rates for alternative care programs as compared to inpatient programs. The combination of these factors resulted in a 14% decrease in net revenue per equivalent patient day.

         Net revenues from the Extended Care Services Division were $5,738,000, as compared to $1,329,000 in the prior year. This increase was primarily the result of a full year of revenues under a contract with the State of Georgia to provide mental health services to Medicaid patients in nursing homes. The contract, which commenced in the fourth quarter of fiscal 1994, is under the Pre-Admission Screening and Annual Resident Review (PASARR) Program, has a term of three and one-half years, renewable annually during its term, and provides for fixed fees based upon the number of residents participating in the program. This contract represented 47% of net revenues of the Extended Care Service Division in 1995. The increase also reflects $1,317,000 of revenues attributable to SCC, acquired in July 1995.

         Operating expenses were $28,918,000, as compared to $33,895,000 in 1994. This decrease was primarily attributable to the restructuring of the Company's business in connection with the formation of the Joint Venture, resulting in a decrease in operating expenses of $10,277,000. This decrease was partially offset by a full year of expenses of the freestanding facility acquired in August 1994 of $3,345,000 (as compared to $549,000 in 1994), increased costs associated with the growth of the Extended Care Services Division of $2,103,000 and increased operating expenses at the Company's same store freestanding facilities of $401,000. The increase in operating expenses at the Company's same store facilities was primarily a result of higher personnel costs associated with increased utilization at certain of the Company's freestanding facilities and the expansion of alternative care programs. Operating expenses, as a percentage of net revenues, were comparable with the prior year period.

         General and administrative expenses were $10,085,000, as compared to $10,644,000 in 1994. The restructuring of the Company's operations in 1994 resulted in a decrease in general and administrative expenses of approximately $2,300,000. This decrease was partially offset by a full year of expenses of the freestanding facility acquired in August 1994 of $1,802,000 (as compared to $307,000 in 1994) and an increase in general and administrative expenses associated with growth at the Extended Care Services Division of $457,000. General and administrative expenses, as a percentage of net revenues, increased to 24.5%, as compared to 22.0% in the prior year, as a result of the addition of the freestanding facility in August 1994. General and administrative expenses at this facility are higher, as a percentage of net revenue, than the Company's other freestanding facilities as a result of higher lease expense.

         The provision for bad debts increased $2,458,000 to $4,467,000 and, as a percentage of net revenues, increased to 10.9%, from 4.2% in 1994. These increases primarily resulted from management's assessment of collection patterns which were adversely affected by admissions screening problems at certain of the freestanding facilities. The Company is taking steps to correct such screening problems. The increase in the provision for bad debts also resulted from an acquisition in July 1995 (SCC), changes in payor mix and the elimination of contract management revenues, which had only nominal amounts of bad debt expense.

         Depreciation and amortization expense of $1,603,000 was comparable to 1994.

         Interest expense was $1,537,000, an increase of $216,000 from 1994, primarily attributable to increases in interest rates.

         In the fourth quarter of 1995, the Company determined that the recoverability of certain assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities was impaired, other than temporarily. Such determination was based upon management's evaluation of the key indicators of the Company's business, including continuing operating losses at such facility. Based upon management's analysis of expected future operating losses and cash flows, management determined that the facility's cash flows would not be sufficient to enable the Company to recover its investment, and that an impairment in the value of such facility had occurred. Upon reaching this conclusion, and consistent with the policy described above, the amount of such impairment was determined to be $2,228,000. This determination was based upon the difference between the carrying value and the fair value. Fair value was estimated through internal evaluation by the Company's management and confirmed by an independent valuation of the freestanding facility and a proposal from a third party to buy the facility. Based upon future operating results and cash flows, management's assessment of recoverability of the investment in the other freestanding facilities does not indicate permanent impairment. However, in the event these facilities are sold as anticipated, the Company would be unable to recover its investments and would incur losses on such sales. See "Note 5 to Notes to the Consolidated Financial Statements" regarding loss on subsequent sale of freestanding facilities.

         Pretax loss for 1995 was $3,129,000, as compared to $1,841,000 in the prior year, which included a restructuring charge of $966,000 recorded in connection with the formation of the Joint

Venture. The current period included a pretax gain of $3,542,000 on the sale of the Company's interest in the Joint Venture as well as earnings of $835,000 related to the Joint Venture offset by a charge of $2,228,000 related to the writedown of certain assets, described above. Operating results from the Company's freestanding facilities were adversely affected in 1995 by lower average reimbursement rates and decreases in inpatient average lengths of stay as a result of managed care and other market forces. Management expects operating results for the near future to continue to be adversely affected by these factors. See "Recent Developments."

INCOME TAXES

         The Company's effective tax rates were disproportionate to the statutory tax rates primarily as a result of operating losses on which no prior year income taxes can be recovered for 1996, permanent differences related to the disposition of the Company's interest in the Joint Venture for 1995 and as a result of the amortization of goodwill for 1995 and 1994. Effective October 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".

IMPACT OF INFLATION

         Behavioral health programs are labor intensive. As wages and employee benefit costs increase during inflationary periods, and outside suppliers pass cost increases through to the Company, costs rise proportionately. The Company has implemented systems to monitor and control increases in expenses. Government-sponsored programs, including Medicare and Medicaid, which represent a substantial portion of the Company's revenues, and contractual arrangements with other third party payors, may limit the Company's ability to obtain corresponding revenue increases.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had cash and cash equivalents of $3,611,000. At that date, such funds were currently invested in short-term interest bearing securities.

         Cash used in operating activities was $4,882,000 for 1996, as compared to $2,348,000 for the prior year. The increase is the result of using available cash resources to fund continued operating losses. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company sold certain assets relating to its Hospital Division, and is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows.

         Cash provided by investing activities in 1996 included $9,049,000 in proceeds from the BHC Sale and $50,000 in proceeds from the sale of the Oakview Treatment Center. Cash used in investing activities for 1996 included $273,000 for capital expenditures and $150,000 for the acquisition of clinic operations in Massachusetts. The Company anticipates capital expenditures of approximately $50,000 during 1997, primarily for computer equipment. The Company has used and anticipates using a portion of the proceeds from the sale of its freestanding facilities to continue its expansion of the Extended Care Services Division. However, based upon the Company's liquidity and capital resources, there can be no assurance the Company will have sufficient resources to expand this division. See "Recent Developments." Non-cash investing activities also included notes received in connection with the sale of Oakview Treatment Center recorded at net estimated realizable value of $1,400,000 and net liabilities assumed by BHC of $1,160,000 (reflecting post-closing adjustments by the Company and BHC).

         Net cash used in financing activities for 1996 included debt repayments of $3,280,000. The Company used a portion of the proceeds from the BHC Sale for the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000). In connection with this repayment, the facility was terminated. Non-cash financing activities included a $338,000 note payable incurred in connection with the acquisition of clinic operations in Massachusetts, payable in 36 monthly installments.

         As of September 30, 1996, the Company had $10,733,000 outstanding under its note payable to MEDIQ Incorporated ("MEDIQ") (original principal amount of $11,500,000) that was executed in connection with the distribution of the Company's stock to MEDIQ's stockholders (the "MEDIQ Note"). The Company is reviewing with counsel the validity of the MEDIQ Note and its legal rights and remedies in the event the MEDIQ Note's validity is litigated. The MEDIQ Note bears interest at prime plus 1.5% per annum, with monthly payments of interest only through September 1995, and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The MEDIQ Note is collateralized by a note receivable (in the amount of $1,875,000) obtained by the Company as partial consideration for the sale of the Oakview Treatment Center, one of the Company's former freestanding facilities. The Company pledged the note receivable to MEDIQ in connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary in connection with such sale.

         The Company does not anticipate that cash flows from operations will be sufficient to repay the MEDIQ Note upon maturity in 1998. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1996, and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note. A portion of the net proceeds from the BHC Sale has been used, and is expected to continue to be available to the Company to fund the monthly obligations and a portion of the principal obligations upon maturity, if necessary, of the MEDIQ Note. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

         The MEDIQ Note also provides for certain events of default, including:
"The . . . sale of all or substantially all of the assets of [the Company] . .
 ." In an attempt to preclude the possibility of a dispute as to whether the BHC Sale constituted the sale of all or substantially all of the assets of the Company for purposes of the MEDIQ Note, the Company, prior to the sale, sent MEDIQ a letter requesting a waiver of this provision in connection therewith. MEDIQ sent the Company a letter in which MEDIQ declined to grant such a waiver. Since the completion of the BHC Sale, the Company has not received any notice of default under the MEDIQ Note on this basis. The Company, based upon discussions with legal counsel, does not believe the MEDIQ Note is in default. Nevertheless, in the event MEDIQ attempts to accelerate the MEDIQ Note, the Company intends to aggressively defend its position in any legal proceeding. There can be no assurances that the Company would be able to obtain a favorable decision in such a legal proceeding. In the event the Company were to receive an adverse decision on this matter, the outstanding principal balance on the MEDIQ Note would become immediately due and payable in full. In that event, the Company may be required to apply any remaining proceeds from the BHC Sale toward the repayment of the outstanding principal of the MEDIQ Note, obtain alternative sources of cash with which to satisfy such obligation, or obtain from MEDIQ a modification to the MEDIQ Note. The remaining balance of the net proceeds from the BHC Sale is insufficient to repay the entire outstanding principal balance of the MEDIQ Note. There can be no assurance that the Company will have sufficient cash to repay the outstanding principal balance of the MEDIQ Note or that other sources of cash will be available to the Company in the event the Company was to receive an adverse decision on such matter. In such event, the Company may be unable to fulfill its debt obligations and also sustain operations at a level at which the Company could continue as a going concern.

         As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third party payors (including reimbursement review of certain Medicare claims in Southern California, as described above), the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash. In an effort to improve this situation, the Company has pursued opportunities to sell its freestanding facilities and is taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve its cash flows. The Company has sold six of its seven freestanding facilities. See "Recent Developments." With respect to its efforts to reduce operating expenses, the Company reduced its office lease expense by decreasing the amount of its leased space and has reduced personnel expenses by leasing its employees and eliminating staff. The Company's liquidity could also be improved by: (i) the collection of additional outstanding receivables; (ii) increasing profits through acquisitions; (iii) significant reductions in the operating losses of the Company's remaining businesses; (iv) significant additional reductions in overhead; and (v) obtaining additional capital and/or financing sources. However, there can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. In the event that the Company is unable to enhance its liquidity, the Company may be required to renegotiate the terms of its financial obligations, significantly curtail its level of operations or otherwise significantly reduce operating expenses.

         The Company has had discussions with potential investors with the objective of raising additional capital. To date, such efforts have been unsuccessful. The Company believes that it may be unable to obtain additional capital without obtaining modifications to its financial obligations to MEDIQ.

         The Company has commenced discussions with representatives of MEDIQ with the objective of renegotiating the terms of the MEDIQ Note. To date, such discussions have not resulted in any modification to the Company's financial obligations to MEDIQ. As a result, there can be no assurance that the Company will be successful in restructuring such obligations, or that the Company will be successful in raising additional capital.

         As of September 30 , 1996, the Company had a liability to third party payors of approximately $2,500,000, of which approximately $1,730,000 relates to sold facilities. This liability relates to outstanding Medicare cost report settlements from fiscal years 1995 and 1996 and outstanding Medicaid cost reports from fiscal years 1992 through 1996 at two closed facilities.

         As a result of the sale by the Company of five of its hospitals to BHC on May 31 , 1996, the Company filed terminating Medicare and Medicaid cost reports with each hospital's fiscal intermediary on October 31, 1996.

         The terminating cost reports filed by the Company included claims for approximately $1,492,000 in Medicare depreciation recapture. The BHC Agreement provides that this recapture amount be allocated between the Company (85%) and the purchaser (15%). The Company estimates that its share of the Medicare recapture amounts to be collected will be approximately $1,270,000, of which the Company has recorded approximately 50%, and that it will receive final settlements on these claims within one to three years from the date of filing.

         The Company expects the costs associated with discontinuing the operations of SCC to be nominal. The Company believes that the loss of SCC's reduced revenues following increased delays in claims processing by the Medicare fiscal intermediary will be offset by reduced personnel and overhead costs. The Company will continue to employ administrative personnel to pursue SCC claims and will redeploy two employees with employment contracts through July 1998 elsewhere within the Company.

         In addition, the Company estimates that it will take three to four months to process SCC's outstanding accounts receivable, including the appeals for previously denied claims, at a cost approximating $100,000. There can be no assurance that the appeal process will result in a significant percentage of reversals, additional denials will not be received by SCC, actual bad debt experience will not exceed the Company's estimates or that the review of SCC's claims will not result in potential liability for the Company.

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

ITEM 8.  FINANCIAL STATEMENTS

Independent Auditors' Report                                                                          35

Consolidated Statements of Operations -
  Three Years Ended September 30, 1996                                                                36

Consolidated Balance Sheets -
  September 30, 1996 and 1995                                                                         37

Consolidated Statements of Stockholders' (Deficit) Equity -
  Three Years Ended September 30, 1996                                                                38

Consolidated Statements of Cash Flows -
  Three Years Ended September 30, 1996                                                                39-40

Notes to Consolidated Financial Statements                                                            41-54

                          Independent Auditors' Report

Board of Directors and Stockholders
MHM Services, Inc.
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of MHM Services, Inc. and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated net losses of $20,448,000 for the three years ended September 30, 1996 and has a stockholders' deficiency of $3,582,000 as of September 30, 1996 and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, as discussed in Note 2 to the consolidated financial statements. Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DELOITTE & TOUCHE LLP
Washington, D.C.
December 30, 1996

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Year Ended September 30,
                                                          -------------------------------------------------------------
                                                                   1996                 1995                1994
                                                                 --------              --------          --------

Net revenues                                                    $34,670,000          $41,109,000         $48,286,000

Costs and expenses:
  Operating                                                      25,765,000           28,918,000          33,895,000
  General and administrative                                      9,718,000           10,085,000          10,644,000
  Provision for bad debts                                         6,320,000            4,467,000           2,009,000
  Depreciation and amortization                                   1,034,000            1,603,000           1,617,000
  Loss on sale of freestanding facilities                         4,440,000                   --                  --
  Writedown of long-term assets                                     461,000            2,228,000                  --
  Restructuring charges                                                                       --             966,000
Other (credits) charges:
  Equity in earnings of Joint Venture                                    --             (835,000)           (292,000)
  Gain on sale of Joint Venture                                          --          ( 3,542,000)                 --
  Interest expense - MEDIQ                                        1,097,000            1,171,000             932,000
  Interest expense - other                                          290,000              366,000             389,000
  Other (income) expense - net                                     (233,000)            (223,000)            (33,000)
                                                                ------------         ------------        ------------

Loss before income taxes, extraordinary item and
  cumulative effect of a change in accounting principle         (14,222,000)         ( 3,129,000)         (1,841,000)

Income tax (benefit) expense                                       (308,000)             894,000            (525,000)
                                                                ------------         ------------        ------------

Loss before extraordinary item and cumulative
  effect of a change in accounting principle                    (13,914,000)          (4,023,000)         (1,316,000)
Extraordinary item-loss on early extinguishment of debt            (463,000)                                      --
Cumulative effect of a change in accounting principle
  (net of income taxes of $378,000)                                      --                   --            (732,000)
                                                                ------------         ------------        ------------

Net loss                                                       $(14,377,000)         $(4,023,000)        $(2,048,000)
                                                               =============         ============        ============

Loss per share:
Loss before extraordinary item and cumulative
  effect of a change in accounting principle                   $     ( 4.20)         $     (1.22)        $      (.40)
Extraordinary item                                                   (  .14)                  --                  --
Cumulative effect of a change in
  accounting principle                                                   --                   --                (.23)
                                                               -------------         ------------        ------------
Net loss                                                       $      (4.34)         $     (1.22)        $      (.63)
                                                               =============         ============        ============

Weighted average shares outstanding                               3,310,000            3,310,000           3,267,000
                                                               =============         ============        ============

                 See Notes to Consolidated Financial Statements

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                               September 30,
                                                                                        --------------------------
                                                                                    1996                       1995
                                                                                    ----                       ----
                                                              Assets
                                                              ------
Current assets:
   Cash and cash equivalents                                                $  3,611,000               $  3,084,000
   Accounts receivable, less allowances of $4,404,000 - 1996;
    $1,299,000 - 1995                                                          1,680,000                  7,618,000
   Prepaid expenses                                                              237,000                    397,000
   Income taxes refundable                                                       662,000                         --
   Other receivable                                                              660,000                         --
   Other current assets                                                          258,000                    976,000
                                                                            ------------               ------------

         Total current assets                                                  7,108,000                 12,075,000

Property, plant and equipment, net                                               538,000                 12,581,000
Goodwill, net of accumulated amortization of $188,000 - 1996;
   $2,467,000 - 1995                                                           1,375,000                  4,519,000
Notes receivable                                                               1,229,000                    196,000
Other intangibles, net                                                           230,000                    587,000
Other assets                                                                     348,000                    325,000
                                                                            ------------               ------------

Total assets                                                                $ 10,828,000               $ 30,283,000
                                                                            ============               ============
                                          Liabilities and Stockholders' (Deficit) Equity
                                          ----------------------------------------------
Current liabilities:
   Accounts payable                                                          $   805,000               $  1,672,000
   Accrued payroll , vacation, severance, and related taxes                      503,000                    866,000
   Accrued expenses - MEDIQ                                                      321,000                    377,000
   Other accrued expenses                                                      1,441,000                  1,814,000
   Income taxes payable                                                          131,000                    204,000
   Current maturities of long-term debt                                          960,000                  1,219,000
                                                                            ------------               ------------

         Total current liabilities                                             4,161,000                  6,152,000

Long-term debt, less current maturities:
   MEDIQ                                                                       9,967,000                 10,733,000
   Other                                                                         257,000                  2,422,000

Other liabilities                                                                 25,000                    181,000

Commitments and contingencies

Stockholders' (deficit) equity:
   Preferred stock ($.01 par value; authorized:
     5,000,000; issued and outstanding: none)
   Common stock ($.01 par value; authorized, 15,000,000;
      issued and outstanding: 3,310,000)                                          33,000                     33,000
   Additional paid-in capital                                                 41,699,000                 41,699,000
   Accumulated deficit                                                       (45,314,000)               (30,937,000)
                                                                            ------------               ------------

         Total stockholders' (deficit) equity                                 (3,582,000)                10,795,000
                                                                            ------------               ------------

Total liabilities and stockholders' (deficit) equity                        $ 10,828,000               $ 30,283,000
                                                                            ============               ============

                 See Notes to Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY


                                           Common Stock
                                      -------------------------     Additional
                                      Shares                         Paid-in        Accumulated
                                      Issued             Amount      Capital         Deficit        Total
                                      ------             ------    -------------   -------------    -----
 Balance October 1, 1993              2,980,000         $30,000     $40,382,000    $(24,866,000)   $15,546,000

 Issuance of common stock -
   Acquisition of HCI                   330,000           3,000       1,317,000              --      1,320,000

 Net loss                                    --              --              --      (2,048,000)    (2,048,000)
                                      ---------         -------     -----------    -------------   ------------

 Balance September 30, 1994           3,310,000          33,000      41,699,000     (26,914,000)    14,818,000

 Net Loss                                    --              --              --      (4,023,000)    (4,023,000)
                                      ---------         -------     -----------    -------------   ------------

 Balance September 30, 1995           3,310,000          33,000      41,699,000     (30,937,000)    10,795,000

 Net Loss                                    --              --              --     (14,377,000)   (14,377,000)
                                      ---------         -------     -----------    -------------   ------------

 Balance September 30, 1996           3,310,000         $33,000     $41,699,000    $(45,314,000)   $(3,582,000)
                                      =========         =======     ===========    =============   ============

                 See Notes to Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended September 30,
                                                             ------------------------------------------------------
                                                                     1996               1995             1994
                                                             ------------------   --------------   ----------------

 Cash Flows From Operating Activities:
 -------------------------------------
 Net loss                                                         $(14,377,000)      $ (4,023,000)    $ (2,048,000)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
         Depreciation and amortization                               1,034,000          1,603,000        1,617,000
         Provision for bad debts                                     6,320,000          4,467,000        2,009,000
         Provision (benefit) for deferred income taxes                 500,000           (215,000)        (330,000)
         Loss on sale of freestanding facilities                     4,440,000                 --               --
         Undistributed earnings from Joint Venture                          --           (835,000)        (292,000)
         Gain on sale of Joint Venture                                      --         (3,542,000)              --
         Writedown of long-term assets                                 461,000          2,228,000               --
         Net effect of change in accounting principle                       --                 --          732,000
         Other                                                                             57,000           85,000
         Increase (decrease) from changes in:
           Accounts receivable                                        (382,000)        (2,596,000)      (5,406,000)
           Income taxes refundable                                    (662,000)
           Prepaid and other current assets                            (42,000)           803,000         (206,000)
           Accounts payable                                           (867,000)          (514,000)       2,481,000
           Accrued payroll and related taxes                          (363,000)           118,000         (226,000)
           Accrued expenses - MEDIQ                                    (56,000)          (616,000)         (12,000)
           Other accrued expenses                                     (815,000)          (271,000)         985,000
           Income taxes payable                                        (73,000)           988,000         (973,000)
                                                                   -----------        -----------      -----------

 Net cash used in operating activities                              (4,882,000)        (2,348,000)      (1,584,000)
                                                                   -----------        -----------      -----------
 Cash Flows From Investing Activities:
 -------------------------------------
 Proceeds from sale of freestanding facilities and Joint
   Venture                                                           9,099,000          9,609,000               --
 Capital expenditures for property, plant and
   equipment                                                          (273,000)          (631,000)      (1,100,000)
 Distributions from (investment in) Joint Venture                           --          1,000,000       (1,920,000)
 Acquisitions of businesses                                           (150,000)          (100,000)              --
 Deferred costs                                                         69,000                 --               --
 Other assets                                                          (30,000)                --               --
 Other liabilities                                                      (6,000)          (589,000)         (34,000)
                                                                   -----------        -----------      -----------

 Net cash provided by (used in) investing activities                 8,709,000          9,289,000       (3,054,000)
                                                                   -----------        -----------      -----------
 Cash Flows From Financing Activities:
 -------------------------------------
 Borrowings                                                                 --          1,679,000        6,273,000
 Debt repayments                                                    (3,280,000)        (6,271,000)      (4,104,000)
 Other                                                                 (20,000)                --               --
                                                                   -----------        -----------      -----------
 Net cash (used in) provided by financing activities                (3,300,000)        (4,592,000)       2,169,000
                                                                   -----------        -----------      -----------

 Increase (decrease) in cash and cash equivalents                      527,000          2,349,000       (2,469,000)

 Cash and cash equivalents:
   Beginning of year                                                 3,084,000            735,000        3,204,000
                                                                  ------------       ------------     ------------
   End of year                                                    $  3,611,000       $  3,084,000     $    735,000
                                                                  ============       ============     ============

 Supplemental disclosure of cash flow information:
   Interest paid                                                    $1,398,000      $  1,577,000     $  1,279,000
                                                                    ==========      ============     ============
   Income taxes (refunded) paid, net                                $  (71,000)     $    121,000     $  1,078,000
                                                                    ==========      ============     ============
 Supplemental disclosure of non-cash investing and
   financing activities:

   Property and equipment and other assets financed
    with capital leases and long-term debt                          $   63,000      $    487,000     $    120,000
                                                                    ==========      ============     ============
   Acquisition - portion financed with long-term debt               $  338,000      $         --     $         --
                                                                    ==========      ============     ============
   Note received from sale of freestanding facility                 $1,400,000      $         --     $         --
                                                                    ==========      ============     ============
   Liabilities assumed - BHC                                        $1,160,000      $         --     $         --
                                                                    ==========      ============     ============
   Issuance of stock - acquisition of HCI                           $       --      $         --     $  1,320,000
                                                                    ----------      ------------     ============

                 See Notes to Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The accompanying consolidated financial statements include the accounts of MHM Services, Inc. and its subsidiaries (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The Company offers, arranges for, and manages nonacute healthcare services primarily in institutional settings. In October 1986, the Company was acquired by MEDIQ Incorporated ("MEDIQ"). Effective August 31, 1993, MEDIQ distributed to its shareholders the shares of the Company's common stock (the "Distribution") (see Note 11). The Company's investment in the Joint Venture was accounted for under the equity method (see Note 4).

For the years ended September 30, 1996, and 1995, approximately 70% of revenue and for the year ended September 30, 1994, approximately 45% of revenue was generated from Medicare/Medicaid payments. The Company operates in the following states: Florida (17 facilities), Georgia (324 facilities), Indiana (54 facilities), Massachusetts (84 facilities), New Jersey (2 facilities), North Carolina (125 facilities), Ohio (5 facilities), Pennsylvania (3 facilities), Tennessee (24 facilities), Virginia (17 facilities) and Colorado (1 freestanding facility.)

Patient Service Revenue Recognition - Net patient service revenues are reported at the estimated net realizable amounts from patients and third party payors for services rendered, including estimated retroactive adjustments under reimbursement agreements with third party payors. Retroactive adjustments are accrued on an estimated basis in the period in which the related services are rendered and adjusted in future periods as final settlements are determined.

Contract Management Revenue Recognition - Contract management revenues were reported as earned based upon patient census data or on a cost plus fixed fee basis (See Note 4).

Extended Care Services Revenue Recognition - Net revenues from extended care services are reported at the estimated net realizable amounts from patients and third party payors for services rendered, less amounts payable to professionals for the provision of such services.

Charity Care - The Company has a policy of providing charity care at its behavioral health facilities to patients who are unable to pay. Such patients are identified based on financial information obtained from the patient and subsequent analysis. Since the Company does not expect payment, estimated charges for charity care are not included in revenues. The amount of charity care provided, at established rates, was $682,000, $1,081,000, and $625,000 for 1996, 1995 and 1994, respectively.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates include the allowance for potential losses from uncollectible accounts receivable, medicare depreciation recapture income, estimates of assets and liabilities due from/to third party payors, and the estimated net realizable value of certain promissory notes.

Cash Equivalents - Cash equivalents include all liquid investments with purchased maturities of three months or less.

Accounts Receivable - The Company's accounts receivable from its freestanding facilities and Extended Care Services Division are due from its patients and other third party payors, primarily Medicare, Medicaid, Blue Cross and various commercial insurance companies. The Company maintains an allowance for potential losses from uncollectible accounts.

Property, plant and equipment - Property, plant and equipment are stated at cost. Capital leases are recorded at the present value of future lease payments. The Company provides for depreciation and amortization on a straight-line basis as follows:

                 Buildings and improvements                         30 years
                 Furniture, fixtures and equipment                  5-8 years
                 Equipment under capital lease                      5-8 years

Goodwill - Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over 20 to 40 years (see Note 7).

Carrying Value of Long-Term Assets - At September 30, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company evaluates the carrying value of long-term assets, including property, plant and equipment, goodwill and other intangible assets, based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value. The effect of adopting SFAS No. 121 was not significant. (See Note 7)

Income Taxes - Effective October 1, 1993, the Company adopted on a prospective basis the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". The effect of adopting SFAS No. 109 was not significant.

Malpractice Insurance Coverage - Medical malpractice claims are covered by an occurrence-basis medical malpractice insurance policy.

Earnings (Loss) Per Share - Earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Stock options have not been included because their effect would be antidilutive.

Fair Value of Financial Instruments - The fair value of cash, accounts receivable, accounts payable and accrued expenses are equivalent to their carrying value because of the short-term maturity of those instruments. The fair values of the Company's long-term debt (see Note 11) are considered to be equivalent to their carrying values based upon consideration of borrowings with similar credit ratings, collateral and maturities.

Reclassifications - Certain items in the prior years' financial statements have been reclassified to conform with the 1996 presentation.

NOTE 2 - LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $20,448,000 for the three years ended September 30, 1996, and has a stockholders' deficiency of $3,582,000 as of September 30, 1996. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would be likely to continue to have an adverse impact on future results, the Company has focused its strategy on pursuing opportunities to grow its Extended Care Services Division. As a result, the Company sold six of its seven owned and/or operated freestanding behavioral health facilities which represented 51% of net revenues in 1996. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

NOTE 3 - CHANGE IN ACCOUNTING PRINCIPLE

Effective October 1, 1993, the Company changed its method of accounting for certain preopening costs and certain costs incurred in securing management contracts. Prior to the change, these costs were deferred and amortized over the estimated periods of benefit, ranging from three to five years. Based on trends in industry practice, management reevaluated such policy. In light of the type and nature of the costs involved and changes in the Company's business, management concluded that it was preferable to expense these costs as incurred.

The cumulative effect of the change in accounting principle on years prior to 1994 was $1,110,000 ($732,000 net of income taxes) which was recorded in the operating results for the year ended September 30, 1994. The effect of the change on the year ended September 30, 1994, was an increase in net loss before the cumulative effect of the change in accounting principle of $312,000.

NOTE 4 - JOINT VENTURE

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

The terms of the Joint Venture provided for the Company's continued ownership of its management contracts and the assignment to the Joint Venture of the operating responsibilities and revenues related to such contracts. The Company's investment in the Joint Venture represented $1,920,000 of cash for working capital purposes. The Company allocated goodwill attributable to the contract management business in the amount of $4,090,000 (net of accumulated amortization). The original amount of goodwill allocated to the contract management business and the freestanding hospitals was determined based upon projected income and cash flows of the contract management business and the freestanding hospitals and the facts and circumstances that existed at the time of the acquisition of the Company by MEDIQ in 1986. The amount of goodwill related to the contract management business was reduced to estimated fair value in 1992 in connection with the recognition of the impairment in the value of goodwill. No gain or loss resulted from the Joint Venture transaction.

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

In connection with the commencement of the Joint Venture, the Company recorded a restructuring charge of $966,000, representing expenses solely related to the contract management business. The restructuring charge includes $496,000 for employee severance and related costs for the termination of 22 employees involved directly in the activities of the contract management business, $150,000 for the write off of fixed assets and other assets used in the contract management business and $230,000 for resulting excess office space under lease through 1998. The fixed assets consisted principally of furniture and fixtures and computer equipment. Also included in the charge was $90,000 for legal and consulting services related specifically to the restructuring, which were substantially incurred prior to July 31, 1994. The amount of actual termination benefits subsequently paid and charged against the liability and the actual number of employees terminated did not differ significantly from original estimates. During 1995, the restructuring was completed and the remaining charges were paid.

In connection with the Joint Venture, commencing in August 1994, the Company began operating Mountain Crest Hospital, a 60-bed psychiatric facility in Fort Collins, Colorado, under a sublease agreement with Horizon expiring in December 2000.

NOTE 5 - SALE OF FREESTANDING FACILITIES

On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note (see Note 11).

On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities, to Behavioral Healthcare Corporation, pursuant to an Asset Purchase Agreement (the "BHC Agreement"), dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the "BHC Sale"). The facilities were sold to BHC for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties).

The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $216,000 remains in escrow).

The pretax loss on the sale of six of its seven freestanding behavioral health facilities in 1996 was $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

NOTE 6 - ACQUISITIONS

MHM Counseling Services - In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown and Taunton, Massachusetts. The Company changed the name of the clinics to MHM Counseling Services. The purchase price included cash of $150,000 and a $338,000 term loan payable in 36 monthly installments. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

Supportive Counseling Care - In July 1995, the Company acquired certain assets of Supportive Counseling Care ("SCC") of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, for $500,000, and entered into a 40 year management contract to provide administrative services to SCC. The purchase price was allocated primarily to intangible assets. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition. This business was discontinued in December 1996 (See Note 7).

HCI Services - On November 18, 1993, the Company acquired substantially all of the assets and assumed certain liabilities of ICH Services, L.L.C. (successor to HCI Services) ("HCI") of Atlanta, Georgia, a provider of specialized medical and behavioral health services under annual contracts with extended care facilities, for 330,000 shares of the Company's common stock, with a fair market value of $1,320,000. Additional consideration in cash or additional shares of the Company's common stock, at the option of the seller, will be payable after the third anniversary of the acquisition in an amount equal to twenty percent of the appraised fair market value of HCI as of November 18, 1996. (See Note 18).

Upon the acquisition, HCI's contracts were identified as intangible assets. The contracts, which had one-year terms with annual renewals and could be canceled upon 30 days' notice, were between HCI and the extended care facilities and permitted HCI to provide services to residents through licensed professionals. HCI did not receive any compensation from the facility or the resident and its activities were limited to scheduling visits to the facility and billing third party payors on behalf of the independent professional. HCI derived revenues based on a percentage of the revenues received by the professionals who provided medical services. Such services were provided only as needed by the resident. The residents were not required by the extended care facility or HCI to utilize HCI's professionals. In addition, the historical results of such contracts had negative operating profits and cash flows. Based upon management's analysis, including the factors described above, the Company did not assign any value to the contracts. Accordingly, the excess of the purchase price over the fair values of the net assets acquired, in the amount of $1,207,000, was recorded as goodwill, which is amortized over 20 years. The operating results are included in the Company's consolidated results of operations from the date of acquisition.

NOTE 7 - WRITEDOWN OF LONG-TERM ASSETS

In November 1996, the Company decided that its SCC operation was to be discontinued because of its continuing losses. The Company shut down operations in early December 1996. Fixed assets of approximately $12,000 will either be sold or redeployed elsewhere in the Company. As a result, the carrying value of all other assets related to SCC, primarily intangibles, have been written off resulting in a charge of $461,000 in the year ended September 30, 1996.

In fiscal 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities was impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to the estimated fair value, resulting in a charge of $2,228,000 based upon an independent appraisal.

The Company completed the sale of six of its seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

NOTE 8 - THIRD PARTY PAYORS

The Company has agreements with third party payors that provide for payments for patient services at amounts which differ from its established rates. A summary of the payment arrangements with major third party payors follows.

Medicare - In-patient nonacute services, certain outpatient services and defined capital costs related to Medicare beneficiaries are paid primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

Other Third Party Payors - The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations. The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges and prospectively determined daily rates. Services rendered to Blue Cross subscribers are paid based upon the provisions of individual plans and include payment of predetermined rates or a percentage of charges.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

                                                                        September 30,
                                                          -------------------------------------------
                                                               1996                    1995
                                                          ----------------        -------------------

  Land                                                      $       --               $ 1,663,000
  Buildings and improvements                                    18,000                13,213,000
  Furniture, fixtures and equipment                            836,000                 5,176,000
  Equipment under capital lease                                314,000                   679,000
                                                               -------                ----------

                                                             1,168,000                20,731,000
  Less accumulated depreciation and amortization               630,000                 8,150,000
                                                             ---------                ----------

                                                            $  538,000               $12,581,000
                                                            ==========               ===========

See Note 5 for description of sale of freestanding facilities.

Depreciation and amortization expense related to property, plant and equipment was $735,000, $1,272,000 and $1,195,000 for 1996, 1995 and 1994, respectively.

NOTE 10 - OTHER ACCRUED EXPENSES

Other accrued expenses included the following:

                                                                        September 30,
                                                          -----------------------------------------
                                                               1996                    1995
                                                          ----------------        -----------------

Accrued rent                                                $  218,000                $  290,000
Accrued refunds                                                345,000                    64,000
Accrued professional fees                                      196,000                   176,000
Other accrued expenses                                         682,000                 1,284,000
                                                            ----------                ----------

                                                            $1,441,000                $1,814,000
                                                            ==========                ==========

NOTE 11 - LONG-TERM DEBT

In connection with the Distribution, the Company executed a five-year note (the "MEDIQ Note") for the balance of unpaid management fees and intercompany interest in the original principal amount of $11,500,000, which bears interest at a rate of prime plus 1.5% (9.75% at September 30, 1996), with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years (principal payments of $767,000 were made in 1996, and principal payments of $766,000 are due in 1997), based on a fifteen year amortization period, with the balance due on August 31, 1998.

The MEDIQ Note provides for certain events of default, including the "sale of all or substantially all of the assets" of the Company. In an attempt to preclude the possibility of a dispute as to whether the BHC Sale constitutes the sale of all or substantially all of the assets of the Company for purposes of the MEDIQ Note, the Company, prior to the sale, sent MEDIQ a letter requesting a waiver of this provision in connection therewith. MEDIQ sent the Company a letter in which MEDIQ declined to grant such a waiver. Since the completion of the BHC Sale, the Company has not received any notice of default under the MEDIQ Note. The Company, based upon discussions with legal counsel, does not believe the MEDIQ Note is in default. Therefore, the MEDIQ Note is classified as noncurrent at September 30, 1996. In the event MEDIQ attempts to accelerate the MEDIQ Note, the Company intends to aggressively defend its position in any legal proceeding. There can be no assurances that the Company would be able to obtain a favorable decision in such a legal proceeding.

Other long-term debt is as follows:

                                                                        September 30,
                                                          -----------------------------------------
                                                               1996                    1995
                                                          --------------          -----------------

Revolving credit facility (prime + 2%)                      $       --                 $1,679,000
Term loans                                                     289,000                    900,000
Capital lease obligations                                      162,000                    295,000
                                                            ----------                 ----------

                                                               451,000                  2,874,000
Less current maturities                                        194,000                    452,000
                                                            ----------                 ----------

                                                            $  257,000                 $2,422,000
                                                            ==========                 ==========


On August 14, 1995, the Company entered into a new $5,000,000 revolving credit facility with a commercial lender. The facility bore interest at the prime rate plus 2% (10.75% at September 30, 1995), was secured by accounts receivable from the freestanding facilities and property, plant and equipment at two of the freestanding facilities. The Company repaid the outstanding balance of the revolving credit facility with proceeds from the sale of the freestanding facilities (see Note 5).

In March 1995, the Company utilized a portion of the proceeds from the sale of its investment in the Joint Venture (see Note 4) to repay the $5,100,000 outstanding principal balance of another revolving credit facility, which was scheduled to mature March 31, 1995.

At September 30, 1996, term loans include unpaid debt incurred related to the acquisition in December, 1995 (MHM Counseling Services) of approximately $254,000 which is being paid monthly (see Note 6) and unpaid debt incurred related to the acquisition in July, 1995 (SCC - see Note 6) of approximately $35,000. The term loans at September 30, 1995, consisting of debt incurred in connection with the acquisition of a freestanding facility, were repaid in connection with the sale of the freestanding facilities (see Note 5).

Capital lease obligations are payable in monthly installments, including interest at rates approximating 10% through 2001. The leases are collateralized by certain furniture, fixtures and equipment, which have a net book value of $143,000 at September 30, 1996. The Company repaid capital leases of approximately $237,000 (including early termination fees of $139,000) secured by certain assets sold to BHC with a portion of the proceeds from the sale of the freestanding facilities (see Note 5).

In 1996, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's long-term debt and the write off of associated loan acquisition costs.

Scheduled maturities of long-term debt (including the MEDIQ Note) are as follows:

           Year Ending September 30,
                  1997                                                $      960,000
                  1998                                                    10,131,000
                  1999                                                        73,000
                  2000                                                        15,000
                  2001                                                         5,000
                                                                      --------------

                                                                      $   11,184,000
                                                                      ==============

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Leases - The Company leases certain equipment and office facilities under noncancelable leases. The future minimum lease payments required under operating leases are as follows:



           Year Ending September 30,
                  1997                                               $   955,000
                  1998                                                   930,000
                  1999                                                   756,000
                  2000                                                   149,000
                  2001                                                    26,000
                                                                     -----------

                  Total minimum lease payments                       $ 2,816,000
                                                                     ===========


Lease expense was $1,433,000, $2,053,000, and $1,240,000 for 1996, 1995 and
1994, respectively. The terms of the lease for its facility in Fort Collins, Colorado, expiring in December 2000, require additional rent based upon 6.5% of the net revenues of the facility and 50% of excess cash flow (as defined in the lease agreement).

Litigation - The Company is involved in various legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.

NOTE 13 - COMMON STOCK AND PREFERRED STOCK

The Company's stockholders approved, effective October 28, 1994, a restatement of the Company's Certificate of Incorporation reducing the number of authorized shares of common stock from 25,000,000 to 15,000,000 and preferred stock from 10,000,000 to 5,000,000.

NOTE 14 - INCOME TAXES

Income tax (benefit) expense consisted of the following:

                                                                       Year Ended September 30,
                                                            --------------------------------------------
                                                               1996             1995            1994
                                                            ----------       ----------      -----------
         Current:
           Federal                                          $(662,000)       $  670,000       $(213,000)
           State                                             (146,000)          439,000          18,000
                                                            ----------       -----------      ----------
                                                             (808,000)        1,109,000        (195,000)
                                                            ----------       -----------      ----------
         Deferred:
           Federal                                            500,000          (200,000)       (334,000)
           State                                                   --           (15,000)          4,000
                                                            ----------       -----------      ----------
                                                              500,000          (215,000)       (330,000)
                                                            ----------       -----------      ----------
         Total income tax (benefit) expense                 $(308,000)       $  894,000       $(525,000)
                                                            ==========       ===========      ==========


The differences between the effective income tax (benefit) expense and the income tax (benefit) expense computed using the U.S. Federal income tax rate were as follows:

                                                                   Year Ended September 30,
                                                       ----------------------------------------------
                                                            1996             1995           1994
                                                       ----------------------------------------------

 Statutory benefit                                       $(4,888,000)      $(1,064,000)    $(626,000)
 State income taxes, net of federal (benefit) tax            (96,000)          280,000        15,000
 Valuation reserve                                         4,658,000                --            --
 Effect of disposition of Joint Venture                           --         1,206,000            --
 Writedown of long-term assets                                    --           300,000            --
 Goodwill amortization                                        18,000            65,000        83,000
 Other items - net                                                --           107,000         3,000
                                                           ---------         ---------     ---------
 Income tax (benefit) expense                              $(308,000)         $894,000     $(525,000)
                                                           =========         =========     =========


Significant components of deferred tax assets and liabilities follows:

                                                                            Year Ended September 30,
                                                                --------------------------------------------------
                                                                          1996                       1995
                                                                ----------------------        --------------------

 Assets
 ------
 Allowance for doubtful accounts                                         $1,136,000                   $  326,000
 Capital loss carryforward                                                  832,000                           --
 Net operating loss carryforwards                                         3,195,000                      632,000
 Writedown of long-term assets                                              157,000                      486,000
 Other                                                                      112,000                      302,000
 Valuation allowance                                                     (5,290,000)                    (632,000)
                                                                         ----------                    ---------
                                                                            142,000                    1,114,000
 Liabilities
 -----------
 Prepaid expenses                                                            77,000                      119,000
 Depreciation and amortization                                               34,000                      278,000
 Other                                                                       31,000                      217,000
                                                                          ---------                     --------
                                                                            142,000                      614,000
                                                                             ------                     --------
 Net deferred tax asset                                                 $       -0-                     $500,000
                                                                        ===========                     ========

At September 30, 1996, for income tax purposes, the Company had federal and state net operating loss carryforwards of approximately $6,900,000 and $14,000,000, respectively, expiring through 2011 and federal capital loss carryforwards of $2,400,000 expiring in 2001. The change in valuation allowance was $4,658,000 in 1996 and $151,000 in 1995.

NOTE 15 - RELATED PARTY TRANSACTIONS

Accrued expenses - MEDIQ - Amounts payable to MEDIQ primarily represent unpaid federal taxes for the period in which the Company was included in MEDIQ's consolidated federal tax return and expenses incurred by MEDIQ on behalf of the Company. Pursuant to an informal arrangement between MEDIQ and the Company, such amounts are expected to be paid with available working capital.

Interest Expense - MEDIQ - The Company incurred interest expense related to the note payable to MEDIQ of $1,097,000, $1,171,000 and $932,000 in 1996, 1995 and
1994, respectively.

Services Agreement - MEDIQ - Since April 1, 1993, the Company has obtained certain legal, accounting, tax and risk management services from MEDIQ at prescribed rates pursuant to a services agreement. The services agreement terminated in 1996. Fees for such services were $38,000, $140,000 and $138,000 for 1996, 1995 and 1994, respectively, and are included in general and administrative expenses.

Insurance - Prior to May 29, 1993, the Company obtained certain of its insurance coverages through MEDIQ's insurance program. Insurance expense under these programs was $64,000 and $212,000 for 1995 and 1994, respectively. Insurance expense for 1995 and 1994 included retroactive premium adjustments based upon the development of outstanding claims.

Tax Allocation/Sharing Agreement - Pursuant to a tax allocation/sharing agreement, the Company will reimburse MEDIQ for any future tax assessments against MEDIQ resulting from the Company's operations, the Company will be reimbursed by MEDIQ for any future tax benefit derived by MEDIQ resulting from the Company's operations and the Company will be indemnified for certain tax liabilities, in each case, for periods during which the Company had been a member of MEDIQ's consolidated group.

NOTE 16 - STOCK OPTION PLANS

In August 1993, the Company's Board of Directors adopted a Stock Option Plan (the "Stock Option Plan") and a Stock Option Plan for Non-Employee Directors (the "Directors' Stock Option Plan"). Under the Stock Option Plan, up to 350,000 shares of the Company's Common Stock may be subject to stock options granted to officers and key employees of the Company. Options may not be granted for a term in excess of ten years from the date of grant. As of September 30, 1996, options to acquire 147,600 shares of stock were exercisable under the Stock Option Plan and options to acquire 10,000 shares of stock were exercisable under the Directors' Stock Option Plan. Exercise prices of stock options granted represent fair market value of the Common Stock at date of grant. A summary of activity for 1996 and 1995 follows:

                                           Number of                Option Price
                                             Shares                   Per Share
                                           ----------               -------------

October 1, 1994                              264,600                $3.75 to $5.25

Granted                                       64,000                $3.00
Terminated                                   (59,000)               $3.00 to $5.25
                                           ----------               --------------

September 30, 1995                           269,600                $3.00 to $5.25

Granted                                       61,500                $1.00 to $3.00
Terminated                                   (71,500)               $3.00 to $5.25
                                           ----------               --------------

September 30, 1996                           259,600                $1.00 to $4.25
                                           ==========               ==============


The Company will be required to adopt Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", in fiscal year 1997. The Company will elect to continue to measure compensation cost using APB Opinion No. 25 and, accordingly, will provide the disclosures required by SFAS No. 123.

NOTE 17 - RETIREMENT PLAN

The Company has a 401(k) plan (the "Plan"). Employees are eligible to join the Plan upon completion of one year of service during which they have worked a minimum of 1,000 hours and are age 21 or older. The Plan provides that the Company will make a matching contribution equal to $0.50 for each $1.00 contributed by a participant not to exceed 3% of a participant's compensation. The Company's matching contribution is made in cash to be used to purchase shares of common stock of the Company for the accounts of the participants.
For the years ended September 30, 1996, 1995 and 1994, the Company's contributions were $70,000, $81,000, and $11,000 respectively.

NOTE 18 - SUBSEQUENT EVENTS

Acquisition of Extended Care Operations in Massachusetts (Liberty Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations will operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition, will serve approximately 80 extended care facilities.

As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The purchase price will be primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20% of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is payable annually by the Company and is calculated on a contract-by-contract basis.

Discontinuance of SCC Operations. The Company expects the costs associated with discontinuing the operations of SCC to be nominal. The Company believes that the loss of SCC's reduced revenues following increased delays in claims processing by the Medicare financial intermediary will be offset by reduced personnel and overhead costs. The Company will continue to employ administrative personnel to pursue SCC claims and will redeploy two employees with employment contracts through July 1998 elsewhere within the Company.

In addition, the Company estimates that it will take three to four months to process SCC's outstanding accounts receivable, including the appeals for previously denied claims, at a cost approximating $100,000. There can be no assurance that the appeal process will result in a significant percentage of reversals, additional denials will not be received by SCC, actual bad debt experience will not exceed the Company's estimates or the review of SCC's claims will not result in potential liability for the Company.

ICH Services Acquisition and Agreement. In an effort to avoid the time, expense and possibility of disagreement inherent to the appraisal process, related to the additional consideration of the acquisition, the Company has had discussions with ICH for the purpose of modifying the terms of the additional consideration. Although no definitive agreement has been reached to date, the Company expects to execute such an agreement with the former ICH members in the near future. As proposed, such agreement, which would replace the existing additional consideration provisions, would require the Company to issue an aggregate of an additional 266,089 shares of Common Stock to the former ICH members as soon as practicable after obtaining listing approval from the American Stock Exchange for such shares and pay the former ICH members (in the aggregate) approximately $52,562 in cash. The proposed amendment would also require the Company to pay to each former ICH member on November 1, 1997, a one time adjustment payment equal to the positive difference, if any, between (i) $3.56 per share multiplied by the number of Company shares such former ICH member received as additional consideration and
(ii) the gross proceeds received by such former ICH member from the sale of all of such former ICH member's shares of common stock of the Company received as additional consideration. The additional consideration will be recorded as goodwill and amortized over 20 years.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in nor disagreements with accountants on accounting and financial disclosure.



                                    PART III

 The information required to be included herein has been incorporated herein by reference to the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1997.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 34.

(a)(2)           FINANCIAL STATEMENT SCHEDULES

                 Schedule II Valuation and Qualifying Accounts and Reserves

                 Other schedules are omitted because of the absence of conditions under which they are required.

(a)(3) EXHIBITS. The Exhibits are listed in the Exhibit Index appearing below.

(b)              REPORTS ON FORM 8-K:      The Company submitted a Current
                 Report on Form 8-K on September 6, 1996 with its restated Articles of Incorporation and on September 13, 1996 to announce a new Director, William P. Ferretti, to replace Abraham D. Gosman.

(c)              EXHIBITS (numbered in accordance with Item 601 of Regulation
                 S-K).

Exhibit #                 Description and Method of Filing
-----------------------------------------------------------

2.1              Distribution Agreement by and between MHM and MEDIQ (1)
2.2              Agreement regarding L.L.C. dated August 1, 1994 (2)
2.3              Limited Liability Agreement dated August 1, 1994 (2)
3.1              Restated Articles of Incorporation of MHM (6)
3.2              Amended Bylaws of MHM (7)
4.1              Specimen MHM Common Stock Certificate (3)
10.1 Tax Indemnification Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.2 Services Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.3 Insurance Liability Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.4             Promissory Note of MHM to MEDIQ, dated August 31, 1993 (1)
10.5             MHM 1993 Stock Option Plan (1)
10.6             MHM 1993 Non-Employee Director Stock Option Plan (1)
10.7             MHM 1993 Bonus Plan (3)
10.8             MHM 1996 Non-Employee Directors' Stock Option Plan (4)
10.9             MHM Amendment to 1993 Stock Option Plan (4)
10.10 Agreement by and among the Company and ICH Services, L.L.C., dated November 18, 1993(5)
10.11 Agreement by and among the Company, MHM Extended Care Services, Inc., and Liberty Management Group, Inc., and Liberty Bay Colony Health Services, Inc. dated November 22, 1996 (10)

      10.12      Form of Purchase Warrant Agreement between the Company and
                 Murray I.  Firestone (10)
      10.13      Form of Repurchase Agreement between the Company and Murray I.
                 Firestone dated July 7, 1995 (10)
      10.14      Amendment to Repurchase Agreement between the Company and
                 Murray I. Firestone dated August 22, 1995 (10)
      10.15      Asset Purchase Agreement between the Company and Behavioral
                 Healthcare Corporation (8)
      10.16      Asset Purchase Agreement between the Company and Oakview
                 Treatment Center (9)
      10.17      Sublease Agreement dated June 1996 between the Company and
                 Stanley Martin Companies, Inc. (10)
      10.18      Client Service Agreement and Addendum dated June 30, 1996
                 between the Company and Administaff Companies, Inc. (10)
      10.19      Client Service Agreement and Addendum dated June 30, 1996
                 between MHM Extended Care Services, Inc. and Administaff
                 Companies, Inc. (10)
      10.20      Client Service Agreement and Addendum dated June 30, 1996
                 between MHM of Colorado, Inc. and Administaff Companies, Inc.
      21         Subsidiaries of MHM (10)
      27         Financial Data Schedule (10)
----------------
(1) Incorporated by reference to the Registrant's Form 10-K report for fiscal 1993, as amended.
(2) Incorporated by reference to the Registrant's Form 10-Q report for the Quarter Ended June 30, 1994.
(3) Incorporated by reference to the Registrant's Form 10 filed August 13, 1993, as amended.
(4)   Incorporated by reference to the Registrant's 1996 Annual Meeting
      Proxy Statement.
(5) Incorporated by reference to the Registrant's Form 8-K report, dated December 2, 1993.
(6)   Incorporated by reference to the Registrant's Form 8-K/A, dated May
      15, 1996.
(7) Incorporated by reference to the Registrant's Form 10-K report for fiscal 1995, as amended.
(8)   Incorporated by reference to the Registrant's May 1, 1996 Special
      Meeting Proxy Statement.
(9)   Incorporated by reference to the Registrant's Form 8-K dated April 18,
      1996.
(10)  Filed herewith.

                                   SIGNATURES

  Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                            MHM SERVICES, INC.



                                  By:    /s/ Michael S. Pinkert
                                         --------------------------------------
                                         Michael S. Pinkert, President
                                         and Chief Executive Officer


                                  By:    /s/ Carolyn Zimmerman
                                         --------------------------------------
                                         Carolyn Zimmerman, Vice President-
                                         Finance and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include at least a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                  Title                      Date
---------                                  -----                      ----


/s/ Michael S. Pinkert                     President, Chief
--------------------------                 Executive Officer and
Michael S. Pinkert                         Director


/s/ William P. Ferretti                    Director
-----------------------
William P. Ferretti


/s/ Kenneth A. Kessler, M.D.               Director
----------------------------------
Kenneth A. Kessler, M.D.


/s/ H. Scott Miller                        Director
--------------------------
H. Scott Miller


/s/ Michael F. Sandler                     Director
--------------------------
Michael F. Sandler

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                  COL A                                 COL B                  COL C           COL D          COL E
------------------------------------------------------------------------------------------------------------------------

                                             Balance at      Charged to     Charged to                       Balance
                                             Beginning of    Costs and        Other                           at End
         Description                           Period        Expenses        Accounts        Deductions      of Period
------------------------------------------------------------------------------------------------------------------------
 Year ended September 30, 1996:
         Allowance for doubtful accounts         $ 1,299        $ 6,320                       $ 3,215        $ 4,404
                                                 -----------------------------------------------------------------------

 Year ended September 30, 1995:
         Allowance for doubtful accounts         $ 1,891        $ 4,467                       $ 5,059        $ 1,299
                                                 -----------------------------------------------------------------------

 Year ended September 30, 1994:
         Allowance for doubtful accounts         $ 1,690        $ 2,009      $   526 (1)      $ 2,334        $ 1,891
                                                 -----------------------------------------------------------------------


(1) Represents the allowance for doubtful accounts related to the acquisition of HCI.