Form 10-K/A
period 1996-09-30
MHM SERVICES INC
filed 1997-01-28
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                       ----------------------------------

                                 FORM 10-K/A #1

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
(State or other jurisdiction of                                            (I.R.S. Employer)
incorporation or organization)                                            Identification No.)


8000 TOWERS CRESCENT DRIVE, SUITE 810, VIENNA, VIRGINIA                          22182
(Address of principal executive offices)                                       (Zip Code)



Registrant's telephone number, including area code:  (703) 749-4600





                                PORTIONS AMENDED


The Company's Annual Report on Form 10-K is amended by the inclusion of the
Part III information set forth on the following pages.

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

NAME                                       AGE              POSITIONS WITH THE COMPANY
----                                       --------         --------------------------
Michael S. Pinkert                         55               President, Chief Executive Officer and
                                                            Director

Kenneth A. Kessler, M.D. (1)(2)            54               Director

William P. Ferretti (1)(2)                 53               Director

H. Scott Miller (1)(4)                     47               Director

Michael F. Sandler (1)(2)(4)               51               Director

Abraham D. Gosman (1)(3)                   67               Director

Gail L. Warden (8)                         58               Director

Bernard J. Korman (1)(2)(7)                64               Director

Carolyn Zimmerman                          44               Vice President - Finance and Chief
                                                            Financial Officer

Steven H. Wheeler                          33               Vice President-Operations

Vicki S. Hammond (5)                       42               Senior Vice President, Chief
                                                            Financial Officer, Treasurer and Secretary

Eugene N. Langan (6)                       53               Vice President - Development

-------------------------
(1)      Member of Compensation and Stock Option Committee.
(2)      Member of Audit Committee.
(3)      Resigned August 1996.
(4)      Resigned January 10, 1997.
(5)      Resigned June 30, 1996.
(6)      Resigned December 31, 1996.
(7) Mr. Korman was not nominated for reelection at the Company's June 25, 1996, annual meeting of shareholders.
(8)      Resigned October 21, 1995.

         Mr. Pinkert has been President, Chief Executive Officer and a Director of the Company since he founded it in 1981. He was formerly Vice President of Psychiatric Institutes of America ("PIA") from 1979 to 1981. Prior to joining PIA, he was Vice President of Charter Medical Corporation from 1976 to 1977 where he was responsible for international marketing. He also worked in conjunction with Charter and PIA from 1974 to 1975 in establishing a hospital management company in Iran. Mr. Pinkert has worked in the health care management and consulting industry for over 30 years. He also serves as a Director of American Psych Systems.

         William P. Ferretti has been a Director of the Company since August 1996. Mr. Ferretti has been Chief Executive Office of Medstar Television, Inc. (producer and syndicator of televised medical news) since 1982 and also is a Director of U.S. Physicians, Inc. (physician practice management) and Vitas Healthcare Corp. (provider of hospice services) and a general partner of the NEPA Venture Fund -II (venture capital firm).

         Dr. Kessler has been a Director of the Company since October 1995. Dr. Kessler was the founder and has served as President of American Psych Systems since January 1992. Dr. Kessler was the founder and served as President of American Psych Management, Inc. from September 1983 to December 1989 and served as Chairman of the Board from September 1989 to December 1991. Dr. Kessler has worked in the health care industry as a physician for over 25 years.

         Carolyn Zimmerman has served as Vice President-Finance and Chief Financial Officer of the Company since July 1, 1996. Previously, Ms. Zimmerman was Controller of the Company since August 1987. Ms. Zimmerman has over twenty years of experience in health care financial management.

         Steven H. Wheeler is Vice President-Operations and previously served as Vice President - Integrated Delivery Systems of the Company since May 1994. Mr. Wheeler was formerly Director of Business Development/Operations, Florida Psychiatric Group (behavioral health care group practice management) from April 1993 to February 1994, General Manager, Psych Options, Inc. (sub-acute services) from March 1992 to April 1993, and Regional Director of Operations, Merit Behavioral Care Corporation (formerly American Biodyne) (managed behavioral health care) from May 1990 to February 1992. .

         Directors are elected annually, and if elected, will serve until the next annual meeting and until the election and qualification of their successors. Officers are elected annually by the Board and serve at the discretion of the Board of Directors.

OTHER KEY EMPLOYEES

                                                   Position with the Company and
Name                      Age     Experience during the past five years, other than with the Company
----                      ---     ------------------------------------------------------------------
Dr. Murray I. Firestone    46     National Practice Director and Chief Operating Officer of the Company's Extended Care Services
                                  Division since July 1995.  Since 1994, Dr. Firestone has been President and Chief Executive
                                  Officer of Supportive Counseling Care ("SCC"), a professional corporation, which has a management contract with the Company.  From 1981 to 1995, Dr. Firestone was also clinical director of
                                  Comprehensive Psychological Systems (psychological services).  From 1978 to 1985, Dr. Firestone served as program administrator and director for several other behavioral health care facilities.

ITEM 11. EXECUTIVE COMPENSATION.

         Summary Compensation Table

         The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and each of the Company's three other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1996.


                                                 Annual Compensation            Long-Term            All Other
Name and                                         -------------------          Compensation         Compensation
Principal Position                Year         Salary       Bonus ($)(1)    Stock Options (#)         ($) (2)
------------------                ------       ------       ------------    -----------------         -------
Michael S. Pinkert                 1996        $297,000          -                   -                $  5,237
  President & Chief                1995         297,000          -                   -                   5,290
  Executive Officer                1994         297,000          -                   -                   6,000

Vicki S. Hammond (3)               1996        $123,750       40,000                 -                $180,172
  Senior Vice President -          1995         165,000          -                   -                   9,530
  Finance & Administration         1994         165,000          -                   -                  11,000

Eugene N. Langan (4)               1996        $129,105       20,000                 -                $  7,200
  Vice President -                 1995          47,813          -                 10,000                2,700
  Development

Bruce Waldo (5)                    1996        $100,000       50,000                 -                $  4,800
  Executive Vice President -       1995         112,500          -                 20,000                5,400
  Hospital Division

Steven H. Wheeler                  1996        $105,000          -                   -                $  6,588
  Vice President-Operations        1995          95,000          -                 10,000                5,000
                                   1994          30,000          -                   -                   2,083

--------------------------
(1) All bonuses were received in connection with the sale by the Company of five of its freestanding behavioral health care facilities to Behavioral Healthcare Corporation on May 31, 1996.
(2) Amounts reported for Mr. Pinkert and Ms. Hammond for 1996 include approximately 3,465 and $2,572 representing the Company's contributions to the 401(k) plan accounts, respectively, for each of such individuals, and $1,772 and $5,400 of automobile expenses, respectively. Amounts reported for Messrs. Langan and Waldo for 1996 include $7,200 and $4,800 of automobile expenses, respectively.
(3) Under her severance agreement with the Company, Ms. Hammond received a severance payment of $172,200 and an accelerated vesting of her 21,600 stock options.
(4) Mr. Langan joined the Company in May 1995 and resigned from the Company on December 31, 1996.
(5) Mr. Waldo joined the Company in December 1994 and resigned from the Company on May 31, 1996.

         Compensation of Directors

         Directors who are employees of the Company receive no additional compensation for their service as Directors or as members of committees of the Board of Directors. Non-employee Directors receive an annual director's fee of $10,000 for their services in such capacities. In addition, in 1993 the Company adopted the 1993 Stock Option Plan for Non-Employee Directors pursuant to which the Company granted options to acquire 12,500 shares of the Company's Common Stock to each non-employee Director, with an exercise price being the fair market value on the date of grant, with such options vesting ratably over five years and expiring after ten years.

         Pension Plan

     Prior to the distribution of the Company's stock to MEDIQ's stockholders (the "Distribution"), the employees of the Company, including the executive officers included in the Summary Compensation Table above, were included in a noncontributory defined benefit pension plan maintained and administered by MEDIQ. Benefit accruals for the Company's employees under MEDIQ's pension plan terminated upon the Distribution. Accrued benefits are to be administered in accordance with the terms of MEDIQ's pension plan. The current estimated annual benefits payable upon retirement to Mr. Pinkert and Ms. Hammond under the MEDIQ Pension Plan, based upon their respective salary levels and six years of service for each of them, are $21,143 and $10,663, respectively. Estimated annual benefits are determined in part by the average Social Security wage base during the 35 years ending in the year of Social Security Normal Retirement Age. The benefit amounts listed above are not subject to any deduction for Social Security or other offset amounts.

Stock Options

     The following table summarizes stock options granted during fiscal 1996 to Ms. Zimmerman. No options were granted to the other executive officers listed in the Summary Compensation Table.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                Potential
                                                                                            Realizable Value
                                                                                              at Assumed
                                                                                            Annual Rates of
                                                                                              Stock Price
                                                                                           Appreciation for
                                  Individual Grants                                           Option Term(l)
---------------------------------------------------------------------------------    ----------------------------
                                  Percent of Total
                                  Options
                                  Granted to       Exercise or
                 Options          Employees in     Base Price       Expiration
Name             Granted (#)(2)   Fiscal Year      ($/Sh)              Date          5% ($)           10% ($)
----             --------------   --------------   ------------     -----------      ------           -------
Ms. Zimmerman    3,000                 14%         $1.50            6/23/2006

-------------------

(1) The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's Common Stock and/or Preferred Stock over the term of the options. The potential realizable value columns are based on the total amount of options granted. However, the total amount may not become exercisable (see Note 2). In addition, the amounts reflected do not take into account amounts required to be paid for federal or state income taxes or option provisions regarding termination of the option following termination of employment or nontransferability requirements. These amounts were calculated based on requirements of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.

(2) The options indicated become exercisable in 20 % installments over a five year period commencing on the first anniversary of the grant date.

         The following table provides information relating to the value of unexercised options held by the above-named executive officers at the end of fiscal 1996. No options were exercised by the executive officers included in the Summary Compensation Table in fiscal 1996.

                  UNEXERCISED STOCK OPTIONS AT FISCAL YEAR END

                                                                                   VALUE OF UNEXERCISED
                                           TOTAL NUMBER OF                            IN-THE-MONEY
                                     UNEXERCISED OPTIONS (#)                      OPTIONS AT YEAR END
                                  ------------------------------             ------------------------------

                                  Exercisable      Unexercisable             Exercisable      Unexercisable
                                  -----------      -------------             -----------      -------------
Michael S. Pinkert                  72,000               18,000                  (1)                   (1)
Vicki S. Hammond                    54,000                  -                    (1)                   (1)
Eugene N. Langan                     2,000                8,000                  (1)                   (1)
Carolyn Zimmerman                    2,400                3,800                  (1)                   (1)
Steven Wheeler                       2,000                8,000                  (1)                   (1)

-----------------------
(1) The exercise prices of the options indicated were greater than the closing price of the Company's Common Stock at September 30, 1996.

         Report of the Compensation and Stock Option Committee of the Board of Directors on Executive Compensation

         In prior years, compensation arrangements for the Company's executive officers were determined by the Company's Board of Directors by reference to a survey of compensation trends by position among hospital management companies. This survey was prepared by an independent management compensation consultant. The Company's base compensation levels have averaged at the median for the industry, with incentive compensation, if any, enabling the Company's executive officers to receive additional compensation if the Company's financial objectives are attained. The companies surveyed included some of, but are not limited to, the companies represented in the peer group index in the performance graph following this report. This survey was used as a basis for comparison because it included a broad spectrum of hospital management companies, including the Company. Since August 1993, the Compensation and Stock Option Committee (the "Committee") has reviewed compensation levels of the Company's employees and determined guidelines for the future, including incentive compensation. The Committee is composed entirely of non-employee directors. The Committee is also authorized to grant stock options to officers and key employees of the Company pursuant to the Company's 1993 Stock Option Plan, and to determine the terms of such options.

         It is the policy of the Committee, and the Board of Directors, as a whole, that a significant portion of the annual compensation of the Company's Chief Executive Officer and other executive officers should be directly linked to the Company's performance, as well as each individual's contribution. The Company's compensation programs are designed to provide competitive financial rewards for successfully meeting the Company's strategic and operating objectives, with the purposes of retaining personnel and supporting a performance-oriented environment.

         The compensation of the Company's Chief Executive Officer and other executive officers is comprised of base salary, as well as cash and stock incentives based on annual and long-term results of the Company. Increases in base salary, if any, will be based on individual performance, level of responsibilities and the Company's overall performance.

         Changes in Mr. Pinkert's compensation, if any, would be determined by the Committee based upon its subjective analysis of his performance and the Company's overall performance. Mr. Pinkert's compensation was not changed in fiscal 1996 as a result of the Company's overall performance.

         The Company has an incentive compensation program which rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a percentage of the bonus potential based upon the percentage achievement of the Company's internal projected operating profit. Bonuses to be paid, if any, are determined based upon the amount by which the Company exceeds its projected operating profit and the allocation of a bonus pool among the plan participants. The bonus pool is based upon the amount by which the Company exceeds its projected operating profit, and can range from 25% to 100% of the amount over the Company's projected operating profit. Allocation factors include salary levels and individual performance evaluations. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance. For fiscal 1996, the Company did not meet its projected financial goals and, as a result, the Company's executive officers did not receive any bonus payments under this plan.

         In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement of shareholder value. In this regard, in fiscal 1993, in connection with the commencement of public trading in the Company's Common Stock, the Company's executive officers were granted options to acquire shares of common stock, with a five year vesting schedule. In addition, one employee was granted options to acquire shares of Common Stock in connection with the commencement of his employment with the Company during fiscal 1996. If the efforts of the executive officers create additional value for the Company's shareholders, evidenced by increases in the Company's stock price, the Company's executive officers will also benefit through appreciation of the potential value of outstanding stock options. The Committee believes that the long-term nature of stock options also encourages executive officers to remain in the employ of the Company.

                    Compensation and Stock Option Committee

                                    Dr. Kenneth A. Kessler (1)
                                    William P. Ferretti (2)
                                    H. Scott Miller (3)
                                    Michael F. Sandler (3)

------------------------
(1) Dr. Kessler became a member of the Compensation and Stock Option Committee in June 1996, replacing Bernard J. Korman.

(2) Mr. Ferretti became a member of the Compensation and Stock Option Committee in August 1996, replacing Abraham D. Gosman.

(3) Messrs. Miller and Sandler no longer serve on the Compensation and Stock Option Committee following their resignations as Directors on January 10, 1997.

STOCK PERFORMANCE CHART

         The following chart compares the cumulative total shareholder return on the Company's Common Stock for fiscal 1993 (since the Distribution on August 31, 1993), fiscal 1994, fiscal 1995 and fiscal 1996 with the AMEX Market Index and an index of peer companies selected by the Company, consisting of:
Transitional Hospitals Corporation, Comprehensive Care Corp., Magellan Health Services, Inc. (formerly Charter Medical Corp.), PMR Corporation and Ramsay Health Care, Inc.


               COMPARISON OF 37 MONTH CUMULATIVE TOTAL RETURN*
     AMONG MHM SERVICES, INC., THE AMEX MARKET VALUE INDEX AND A PEER GROUP




                                               Cumulative Total Returns
                                       --------------------------------------
                                       8/31/93    9/93    9/94    9/95   9/96
MHM SVCS INC.               MHM           100      87       59      74     15

PEER GROUP                  PPEER1        100     109      117      93     91

AMEX MARKET VALUE           IAMX          100     100      100     100    125

* $100 INVESTED ON 8/31/93 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.
FISCAL YEAR ENDING SEPTEMBER 30.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of January 15, 1997, the beneficial ownership of shares of the Company's common stock, par value $.001 per share, by each person known to the Company to be the owner of in excess of five percent of the Company's outstanding shares of common stock, each director of the Company, each executive officer named in the Summary Compensation Table (included elsewhere herein) and by all directors and officers of the Company as a group.

                                                              Number of                % of Class
         Name                                                 Shares (1)             Outstanding (2)
----------------------                                      -------------            ---------------
Bessie G. Rotko (3)                                            956,439                    28.9%
Michael S. Pinkert                                             203,552(4)(5)               6.1%
William P. Ferretti                                             74,500                     2.3%
Carolyn Zimmerman                                                4,301(4)(5)                  *
Steven Wheeler                                                   3,219(4)(5)                  *
Kenneth A. Kessler, M.D.                                        72,500                     2.2%
Bernard J. Korman (6)                                          251,720(4)(5)               7.6%
Michael F. Sandler (7)                                           8,583(4)                     *
Vicki S. Hammond (8)                                            54,000(4)                  1.6%
Eugene N. Langan (9)                                             5,470(4)                     *
All directors and officers as a group (5 persons)              358,072(4)(5)              10.8%

*        Represents less than one percent.
(1) Except as otherwise indicated below, all shares are expected to be beneficially owned, and sole investment and voting power is expected to be held, by the person named.
(2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
(3) Mrs. Rotko is the lifetime income beneficiary of a trust. The Trustees, Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Lionel Felzer and Provident National Bank, share voting and investment power with respect to the shares in the trust. The address of the trustees is c/o Lionel Felzer, MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, NJ 08110.
(4)      Includes options exercisable currently or within the next 60 days.
(5)      Includes shares held in retirement accounts.
(6)      His term on the Company's Board ended June 25, 1996.
(7)      Resigned from the Company's Board in January 1997.
(8) Resigned as Senior Vice President-Finance & Administration of the Company on June 30, 1996.
(9)      Resigned as Vice President-Development on December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIPS AND TRANSACTIONS WITH MEDIQ

         In August 1993, the Company and MEDIQ entered into a Distribution Agreement which provided for, among other matters, the principal corporate transactions required to effect the distribution of the shares of the Company's Common Stock to MEDIQ's shareholders (the "Distribution"), the division between MEDIQ and the Company of certain liabilities and certain other agreements governing the relationship between MEDIQ and the Company following the Distribution. The Distribution Agreement provided for each party to indemnify the other against claims relating to misstatements or omissions of material facts provided by such party in an Information Statement or in the Form 10 Registration Statement (relating to the Distribution) of which it is a part. In addition, the Company agreed to indemnify MEDIQ against claims relating to the Company or its business. The Distribution Agreement also contains certain provisions relating to employee compensation and benefits. The Distribution Agreement further provided that MEDIQ will have access to all books and records of the Company, and the Company will have access to the books and records of MEDIQ which relate principally to the Company's business, and are necessary for the Company to operate such business.

         In August 1993, in connection with the Distribution, MEDIQ and the Company entered into a Tax Indemnification Agreement containing certain tax related provisions. For Federal income tax purposes, the Company was included in the consolidated tax return of MEDIQ for all tax periods prior to the Distribution. The Company files separate Federal income tax returns for all tax periods since the Distribution. Under the terms of the Tax Indemnification Agreement, the Company will reimburse MEDIQ for future tax assessments against MEDIQ resulting from the Company's operations prior to the Distribution and MEDIQ will reimburse the Company for future tax benefits derived by MEDIQ resulting from the Company's operations prior to the Distribution.

         The Company may, in its discretion, obtain certain legal, tax, financial and risk management services from MEDIQ pursuant to a Services Agreement, with a one-year term, renewable for successive one year terms. Under such agreement, the Company pays MEDIQ fees approximating MEDIQ's cost to provide such services. For fiscal 1996, the Company incurred expenses of $38,000 for services provided pursuant to the Services Agreement.

         Prior to the Distribution, the Company obtained certain of its insurance coverages through participation in insurance programs administered by MEDIQ. As a participant in such insurance programs, premiums were computed and allocated by MEDIQ through its risk management department. The premiums under such insurance programs are subject to adjustments based on fluctuations in revenues and insurance losses. Since May 29, 1993, the Company has obtained substantially all of its insurance coverages independent of MEDIQ's insurance programs. MEDIQ and the Company entered into an Insurance Liability Agreement pursuant to which the Company agreed to reimburse MEDIQ for adjustments in premiums, if any, for policies in effect during the time period in which the Company was a participant of such insurance programs. No expenses were incurred by the Company during fiscal 1996 under the Insurance Liability Agreement.

         In connection with the Distribution, the Company executed a five-year note payable to MEDIQ in the principal amount of $11,500,000. The Company is reviewing with counsel the validity of the MEDIQ Note and its legal rights and remedies in the event the MEDIQ Note's validity is litigated. The note bears interest at a rate of prime plus 1 1/2%, with monthly interest payments through September 1995 and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the balance due in August 1998. The note may be prepaid in whole or in part without penalties, and provides that it may be subordinated to certain other senior indebtedness of the Company. The Company incurred interest expense of $1,097,000 relating to the note in fiscal 1996. In addition, the note provides for certain events of default, including the sale of all or substantially all of the assets of the Company.

         The Company had accrued expenses payable to MEDIQ in the amount of $321,000 at September 30, 1996, which represents unpaid fees under the Services Agreement and other expenses incurred by MEDIQ on behalf of the Company.

                                 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.



Dated: January 28, 1997              MHM SERVICES, Inc.


                                     By:  /s/ Carolyn Zimmerman
                                          -------------------------
                                          Carolyn Zimmerman
                                          Vice President - Finance and Chief
                                          Financial Officer

                                 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, "hereunto duly authorized.



Dated: January 28, 1997              MHM SERVICES, Inc.


                                     By:  /s/ Carolyn Zimmerman
                                          -------------------------
                                          Carolyn Zimmerman
                                          Vice President - Finance and Chief
                                          Financial Officer