Form 10-Q
period 1996-12-31
MHM SERVICES INC
filed 1997-02-13
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        ---------------------------------

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                   OF 1934

For the quarterly period ended:  DECEMBER 31, 1996   Commission File Number:  1-12238



                               MHM SERVICES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                     52-1223048
         (State or other jurisdiction of              (I.R.S. Employer)
         incorporation or organization)               Identification No.)


         8000 TOWERS CRESCENT DRIVE, SUITE 810         22182
         VIENNA, VIRGINIA                             (Zip Code)
         (Address of principal executive offices)




     Registrant's telephone number, including area code:  (703) 749-4600



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    N
                                               ---  ---
     As of February 10, 1997, there were 3,310,448 shares of Common Stock, par value $.01 per share outstanding.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1996

                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
 PART I. FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

           Condensed Consolidated Statements of Operations-Three
           Months Ended December 31, 1996 and 1995 (Unaudited)                4

           Condensed Consolidated Balance Sheets-
           December 31, 1996 (Unaudited) and September 30, 1996               5

           Condensed Consolidated Statements of Cash Flows- Three             6
           Months Ended December 31, 1996 and 1995  (Unaudited)

           Notes to Condensed Consolidated Financial Statements            7-10
           (Unaudited)

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              11-18

 PART II. OTHER INFORMATION

 ITEM 5. OTHER INFORMATION                                                   19

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    19

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1996





                         PART I.  FINANCIAL INFORMATION

                         ITEM 1.  FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three Months Ended December 31,
                                              ------------------------------------
                                                 1996                     1995
                                              -----------             ------------
Net revenues                                  $ 3,729,000             $ 11,181,000

Costs and expenses
 Operating                                      2,830,000                7,811,000
 General and administrative                     1,197,000                2,764,000
 Provision for bad debts                          375,000                1,315,000
 Depreciation and amortization                     69,000                  403,000
Other (credits) charges:
 Interest expense - MEDIQ                         259,000                  293,000
 Interest expense - other                           5,000                   96,000
 Other                                            (83,000)                 (37,000)
                                              -----------             ------------

Loss before income tax benefit                   (923,000)              (1,464,000)

Income tax benefit                                   --                   (175,000)
                                              -----------             ------------

Net loss                                      $  (923,000)            $ (1,289,000)
                                              ===========             ============

Net loss per share                            $      (.28)            $       (.39)
                                              ===========             ============

Weighted average shares outstanding             3,310,000                3,310,000
                                              ===========             ============



            See Notes to Condensed Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                  December 31,        September 30,
                                                     1996                1996
                                                  ------------        ------------
                                                  (Unaudited)         (See Note)
                                     Assets
                                     ------
Current assets:
 Cash and cash equivalents                       $ 2,117,000         $ 3,611,000
 Accounts receivable, net                          1,656,000           1,680,000
 Prepaid expenses                                    151,000             237,000
 Income taxes refundable                             662,000             662,000
 Other receivable                                    660,000             660,000
 Other current assets                                278,000             258,000
                                                 -----------         -----------
   Total current assets                            5,524,000           7,108,000

Property, plant and equipment, net                   542,000             538,000
Goodwill, net                                      1,648,000           1,375,000
Notes receivable                                   1,193,000           1,229,000
Other assets                                         659,000             578,000
                                                 -----------         -----------
Total assets                                     $ 9,566,000         $10,828,000
                                                 ===========         ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current Liabilities:
 Accounts payable                                $   797,000         $   805,000
 Accrued expenses                                  1,826,000           2,075,000
 Accrued expenses - MEDIQ                            321,000             321,000
 MEDIQ                                            10,542,000             766,000
 Current maturities of long-term debt                195,000             194,000
                                                 -----------         -----------
   Total current liabilities                      13,681,000           4,161,000

Long-term debt, less current maturities:
 MEDIQ                                                  --             9,967,000
 Other                                               366,000             257,000

Other liabilities                                     24,000              25,000

Stockholders' deficit                             (4,505,000)         (3,582,000)
                                                 -----------         -----------
Total liabilities and stockholders' deficit      $ 9,566,000         $10,828,000
                                                 ===========         ===========

Note: The balance sheet at September 30, 1996 has been condensed from the audited financial statements at that date.


            See Notes to Condensed Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                    Three Months Ended December 31,
                                                                   ---------------------------------
                                                                      1996                 1995
                                                                   -----------         -------------
Cash flows from operating activities:
-------------------------------------
Net Loss                                                          $  (923,000)         $(1,289,000)

Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities                                     (60,000)              84,000
                                                                  -----------          -----------
Net cash used in operating activities                                (983,000)          (1,205,000)

Cash flows from investing activities:
------------------------------------
Capital expenditures                                                  (42,000)             (96,000)
Acquisitions                                                         (150,000)            (150,000)
Other                                                                 (88,000)            (129,000)
                                                                  -----------          -----------
Net cash used in investing activities                                (280,000)            (375,000)

Cash flows from financing activities:
Borrowings                                                               --              1,075,000
Debt repayments                                                      (231,000)            (202,000)
                                                                  -----------          -----------
Net cash (used in) provided by financing activities                  (231,000)             873,000
                                                                  -----------          -----------
Decrease in Cash                                                   (1,494,000)            (707,000)

Cash and cash equivalents:
 Beginning balance                                                  3,611,000            3,084,000
                                                                  -----------          -----------
 Ending balance                                                   $ 2,117,000          $ 2,377,000
                                                                  ===========          ===========
Supplemental disclosure of cash flow information:
 Interest paid                                                    $   266,000          $   391,000
                                                                  ===========          ===========
 Income taxes paid                                                $     4,000          $    65,000
                                                                  ===========          ===========
Supplemental disclosure on non-cash investing and
 financing activities:
 Acquisitions-portion financed with long-term debt                $   150,000          $   338,000
                                                                  ===========          ===========


           See Notes to Condensed Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1996 and the condensed consolidated statements of operations and cash flows for the three months ended December 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of December 31, 1996, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

        The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $21,371,000 for the three years and three months ended December 31, 1996, and has a stockholders' deficiency of $4,505,000 as of December 31, 1996. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. On February 10, 1997 the Company was informed that the MEDIQ Note was immediately due and payable as a result of not making the required February installment. See Note 6. Consequently, the Company had negative working capital as of December 31, 1996. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $134,000 remains in escrow).

The pretax loss on the sale of six of its seven freestanding behavioral health facilities in 1996 was $4,440,000 consisting primarily of the write-off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

NOTE 4 - ACQUISITIONS

Acquisition of Supportive Counseling Care/Recent Determination to Discontinue Operations. In July, 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ("SCC") of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, and entered into a 40-year management contract to provide administrative services to SCC. As consideration for the acquired assets, the Company paid $500,000 in cash and notes. The Company's Extended Care Services Division also entered into a 40-year management contract to provide administrative services to SCC. The operating results related to these assets are included in the Company's consolidated results of operations from the date of acquisition. In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. Fixed assets of approximately $12,000 will either be sold or redeployed elsewhere in the Company. All other SCC assets have been written off as of September 30, 1996. See "Liquidity and Capital Resources."

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

Acquisition of Extended Care Operations in Massachusetts (Liberty Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations will operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition, will serve approximately 80 extended care facilities.

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

NOTE 5 - WRITEDOWN OF LONG-TERM ASSETS -- DISCONTINUANCE OF SCC OPERATIONS

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

The Company will continue to employ administrative personnel to pursue SCC claims and will redeploy elsewhere within the Company two employees with employment contracts through July 1998.

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

NOTE 6 - LONG-TERM DEBT - MEDIQ NOTE

In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31,1993, the Company executed a five-year note (the "MEDIQ Note") for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bears interest at a rate of prime plus 1.5% (9.75% at December 31, 1996), with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years (principal payments of $767,000 were made in 1996, and principal payments of $192,000 have been made as of December 31, 1996), based on a fifteen year amortization period, with the balance due on August 31, 1998.

The Company filed a complaint on February 10, 1997 in Superior Court of New Jersey, Law Division - Essex County against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its obligations to the Company in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company has asked the Court to declare it null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. There can be no assurance that the Company will be successful in its suit against MEDIQ. The Company has remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it did not make the payment due for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's failure to make the February installment under the MEDIQ Note, MEDIQ accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,542,000) have been classified as a current liability.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion addresses the financial condition of the Company as of December 31, 1996 and the Company's results of operations for the three month period then ended, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 19-33) for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.

GENERAL

     In response to continuing changes in the behavioral healthcare industry, the Company made significant changes in its operations in 1994, 1995 and 1996, including the divestiture of the Company's contract management business and substantially all of its freestanding behavioral healthcare facilities so that the company could focus on its principal remaining business -- its Extended Care Services Division (which commenced operations in the Fall of 1993). The Extended Care Services Division has experienced growth through internal development (principally from a contract with the State of Georgia) and acquisitions.

     As a result of the Company's continued negative operating results, as well as reduced collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash resources. The report of the Company's independent auditors on the Company's financial statements for the fiscal year ended September 30, 1996 includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company sold certain assets relating to its Hospital Division, and is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

SUIT AGAINST MEDIQ

     The Company's financial condition will be affected by the complaint the Company filed on February 10, 1997 in Superior Court of New Jersey, Law
Division - Essex County against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its obligations to the Company in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company has asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. There can be no assurance that the Company will be successful in its suit against MEDIQ. The Company has remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it did not make the payment due for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's failure to make the February installment under the MEDIQ Note, MEDIQ accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,542,000) have been classified as a current liability. See "Note 6 to Notes to Condensed Consolidated Financial Statements."

SALE OF FREESTANDING FACILITIES

     Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would likely continue to have an adverse impact on future results, the Company decided to pursue a strategy focused on growing its Extended Care Services Division. As a result, the Company sold six of its seven freestanding behavioral health facilities. In fiscal 1995, the operations of the freestanding facilities represented 86% of net revenues and had comprised 77% of the Company's total assets at the end of fiscal 1995. As a result of the sale of six facilities in 1996, the freestanding facilities represented only 67% of net revenues for fiscal 1996.

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

     The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC and paid by the Company at the closing of the sale ($692,000, including early termination fees of

$139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $134,000 remains in escrow). The Company expects to continue to use the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See "Liquidity and Capital Resources."

     The Company's freestanding facilities represented the majority of the Company's historical business and have contributed significantly to the Company's cash flows. In addition, the freestanding facilities helped to absorb certain corporate-related expenses that now have to be borne primarily by the Extended Care Services Division. Since its founding in October 1993, the Extended Care Services Division has generated 33%, 14% and 3% of net revenues for the years ended September 30, 1996, 1995, and 1994, respectively. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's revenues. The expansion of the Extended Care Services Division has also resulted in increased costs, and thus, with the allocation of corporate overhead related to the operations of the Extended Care Services Division, the Extended Care Services Division has not yet achieved profitable results. No assurances can be given that the Company will be successful in generating profits from the Extended Care Services Division, or that the strategy of focusing on growing the Extended Care Services Division through internal expansion and acquisition will not result in further increased costs. The Company completed two acquisitions in 1996 and one to date in 1997, described below, routinely reviews potential acquisition candidates, and is pursuing other acquisition and management opportunities. The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. In addition, since the Company's liquidity and capital resources may be limited by certain future events, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. For example, the Company may continue to use the remainder of the proceeds of the BHC Sale to fund its continued operating losses or to use such funds to repay the amounts outstanding under the MEDIQ Note in the event its suit against MEDIQ to declare the MEDIQ Note invalid is unsuccessful. See "Suit Against MEDIQ." Consequently, the Company's results of operations and financial condition may be adversely affected.

ACQUISITIONS

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

     ACQUISITION OF EXTENDED CARE OPERATIONS IN MASSACHUSETTS (LIBERTY BAY). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services, operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations will operate under the name "MHM/Bay Colony Counseling Services," and, as a result of the acquisition, will serve approximately 80 extended care facilities.

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


                                                      Three Months Ended
                                                         December 31,
                                                     --------------------
                                                 1996                      1995
                                              -----------             ------------
Net revenues                                        100.0%                   100.0%

Costs and expenses:
 Operating                                           75.9                     69.9
 General and administrative                          32.1                     24.7
 Provision for bad debts                             10.1                     11.8
 Depreciation and amortization                        1.9                      3.6
Other (credits) charges:
 Interest expense - MEDIQ                             6.9                      2.6
 Interest expense - other                              .1                       .8
 Other                                               (2.2)                    (0.3)
                                              -----------             ------------
Loss before income tax benefit                      (24.8)                   (13.1)
Income tax benefit                                   --                       (1.6)
                                              -----------             ------------
Net Loss                                            (24.8)%                  (11.5)%
                                              ===========             ============

First Quarter 1997 Compared to First Quarter 1996

     Net revenues for the first quarter of 1997 were $3,729,000 as compared to $11,181,000 for the prior year quarter, a decrease of $7,452,000 or 67%, reflecting decreases from the sale of six of the Company's freestanding facilities and decreases in revenues from the Extended Care Services Division. Net revenues from freestanding facilities decreased $7,014,000, or 82%, as a result of the sale of six of the Company's seven freestanding facilities. Net revenues from Mountain Crest Hospital, the Company's remaining freestanding facility were $1,497,000 for the first quarter of 1997 as compared to $1,463,000 for the prior year quarter. Net revenues from the Extended Care Services Division were $2,232,000 for the first quarter of 1997 as compared to $2,670,000 in the prior year quarter, a decrease of $438,000 or 16%. This decrease is the result of net revenues of $39,000 from SCC (as compared to $1,411,000 for the prior year period) offset by increased revenues from MHM/Bay Colony Counseling Services ($806,000 for the first quarter of 1997 as compared to $48,000 in the prior year quarter), primarily resulting from the acquisition of Liberty Bay in December 1996 and additional revenues from MHM Counseling which was acquired in mid-December 1995 (see note 4). Increased net revenues under a contract with the State of Georgia to provide mental health services to Medicaid patients in nursing homes as well as increased revenues at the Company's Atlanta-based operations (HCI Services) also helped to offset the net revenue decrease at SCC. SCC operations were discontinued in early December 1996 (see note 5).

     Operating expenses for the first quarter of 1997 were $2,830,000 as compared to $7,811,000, a decrease of $4,981,000 or 64%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities, offset by increases in costs associated with the expansion of the Extended Care Services Division. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.

     General and administrative expenses were $1,197,000 as compared to $2,764,000 a decrease of $1,567,000, or 57%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.

     The provision for bad debts decreased to $375,000, as compared to $1,315,000 in the prior year quarter. As a percentage of net revenues, bad debt expense was 10% as compared to 12% in the prior year period. These decreases were attributable to the sale of six of the Company's seven freestanding facilities and discontinuing the operations of SCC.

     Depreciation and amortization expense decreased to $69,000, as compared to $403,000 in the prior year quarter, as a result of the sale of six of the Company's seven freestanding facilities.

     Interest expense was $264,000 as compared to $389,000 in the prior year quarter, a decrease of $125,000, or 32%. This decrease was primarily attributable to the extinguishment of the working capital line of credit and paydown on the MEDIQ note.

INCOME TAXES

     The Company's effective tax rates were disproportionate to the statutory tax rates primarily as a result of operating losses on which no prior year income taxes can be recovered for 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had cash and cash equivalents of $2,117,000. At that date, the majority of such funds were currently invested in short-term interest bearing securities.

     Cash used in operating activities was $983,000 for the first quarter of 1997 as compared to $1,205,000 for the prior year quarter. In a continuing effort to improve this situation for both the immediate future and the long-term the Company is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows.

     Cash used in investing activities for the first quarter of 1997 included $42,000 for capital expenditures and $150,000 for the acquisition of Liberty Bay. The Company anticipates capital expenditures of approximately $25,000 during the remainder of 1997. The Company has used and anticipates using a portion of its cash and cash equivalents to continue its expansion of the Extended Care Services Division. However, based upon the Company's liquidity and capital resources, there can be no assurance that the Company will have sufficient resources to expand this division.

     Net cash used in financing activities for the first quarter of 1997 included debt repayments of $231,000. Non-cash financing activities included a note payable in the amount of $150,000 incurred in connection with the acquisition of Liberty Bay in December 1996, payable in one installment due on December 1, 1999.

     As of December 31, 1996, the Company had $10,542,000 outstanding on its note payable to MEDIQ Incorporated ("MEDIQ") (original principal amount of $11,500,000) that was executed in connection with the distribution of the Company's stock to MEDIQ stockholders (the "MEDIQ Note"). See "Suit Against MEDIQ" and "Note 6 to Notes to Condensed Consolidated Financial Statements." The MEDIQ Note bears interest at prime plus 1.5% per annum, with monthly payments of interest only through September 1995, and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The MEDIQ Note is collateralized by a note receivable (in the amount of $1,875,000) obtained by the Company as partial consideration for the sale of the Oakview Treatment Center, one of the Company's former freestanding facilities. The Company pledged the note receivable to MEDIQ in connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary in connection with such sale.

     As reflected in the financial statements of the Company for the fiscal year ended September 30, 1996, and the report of the Company's independent auditors therein, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note should the Company be unsuccessful in its suit against MEDIQ challenging the validity of the MEDIQ Note. A portion of the net proceeds from the BHC Sale has been used, and is expected to continue to be available to the Company to fund the monthly obligations and a portion of the principal obligations upon maturity, if necessary, of the MEDIQ Note. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

     As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payers, as well as other administrative delays by third party payers (including reimbursement review of certain Medicare claims in Southern California, as described above), the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash. In an effort to improve this situation, the Company is taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve its cash flows. With respect to its effort to reduce operating expenses, the Company reduced personnel expenses by leasing its employees and eliminating staff. The Company's liquidity could also be improved by: (i) the collection of additional outstanding receivables; (ii) increasing profits through acquisitions; (iii) significant reductions in the operating losses of the Company's remaining businesses; (iv) significant additional reductions in overhead, (v) obtaining additional capital and/or financing sources; and (vi) challenging the validity of the MEDIQ Note, (see above). However, there can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. In the event that the Company is unable to enhance its liquidity, the Company may be required to renegotiate the terms of its financial obligations, significantly curtail its level of operations or otherwise significantly reduce operating expenses.

     As of December 31, 1996, the Company had a liability to third party payors of approximately $2,300,000 of which approximately $1,500,000 relates to sold facilities. This liability relates to outstanding Medicare cost report settlements from fiscal years 1995 and 1996 (and for Mountain Crest Hospital for fiscal 1997 as well) and outstanding Medicaid cost reports from fiscal years 1992 through 1996 at two closed facilities.

     As a result of the sale by the Company of five of its hospitals to BHC on May 31, 1996, the Company filed terminating Medicare and Medicaid cost reports with each hospital's fiscal intermediary on October 31, 1996.

     The terminating cost reports filed by the Company included claims for approximately $1,492,000 in Medicare depreciation recapture. The BHC Agreement provided that this recapture amount be allocated between the Company (85%) and the purchaser (15%). The Company estimates that its share of the Medicare recapture amounts to be collected will be approximately $1,270,000, of which the Company has recorded approximately 50%, and that it will receive final settlements on these claims within one to three years from the date of filing.

     The Company expects the costs associated with discontinuing the operations of SCC to be nominal. The Company believes that the loss of SCC's reduced revenues following increased delays in claims processing by the Medicare fiscal intermediary will be offset by reduced personnel and overhead costs. The company will continue to employ administrative personnel to pursue SCC claims and will redeploy elsewhere within the Company two employees with employment contracts through July 1998.

     In addition, the Company estimates that it will take three to four months to process SCC's outstanding accounts receivable, including the appeals for previously denied claims, at a cost approximating $100,000. There can be no assurance that the appeal process will result in a significant percentage of reversals, additional denials will not be received by SCC, actual bad debt experience will not exceed the Company's estimates or that the review of SCC's claims will not result in potential liability of the Company.

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

PART II.  OTHER INFORMATION

Item 5.  Other Information.

         On February 10, 1997 the Company issued a Press Release announcing that it had filed a suit against MEDIQ, Inc. alleging that the $11.5 million note, incurred by the Company when it was a subsidiary of MEDIQ as part of intercompany payment obligations of approximately $21 million that MEDIQ imposed on the Company from 1986-1993 while the Company was a subsidiary of MEDIQ ("Note"), was invalid. The suit charged, among other things, that MEDIQ breached its obligations to the Company in forcing the Company to execute the Note and that the Note unjustly enriched MEDIQ at the Company's expense. The Company asked the court to declare the Note null and void, require that MEDIQ return to the Company all payments that MEDIQ has received under the Note and award it compensatory, consequential and punitive damages. The Company was current in its payments on the Note until the payment due for February 1997. The Company also announced in that Press Release that it had been awarded a contract worth $425,000 a year to provide on-site dental services to all inmates of the Delaware State Prison Systems.

         At a Board of Directors meeting on February 10, 1997, Carolyn Zimmerman and Steven H. Wheeler, now Vice President-Finance and Vice President-Operations, respectively, of the Company, were elected to fill the vacancies on the Board created by the resignations of H. Scott Miller and Michael F. Sandler effective January 10, 1997. In addition, at that Board meeting Lee Calligaro was appointed Vice President and General Counsel of the Company and Nancy Neal, an employee of the Company, was appointed Secretary.

Item 6.  Exhibits and Reports on Form 8-K.


       (a)  Exhibits                                                 Page
                                                                     ----

       27   Financial Data Schedule                                  21

       99   Press Release of the Registrant dated February 10, 1997  22

       (b)  Reports on Form 8-K



           The Company filed during its first quarter a Current Report on Form 8-K dated November 7, 1996 disclosing a press release of the same date announcing the Company's agreement to purchase the geropsychiatric management services business of Liberty Bay Colony Health Services, Inc.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                        QUARTER ENDED DECEMBER 31, 1996






                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated:  February 13, 1997               MHM SERVICES, INC.







                                        /s/Carolyn Zimmerman
                                        ---------------------------
                                        Carolyn Zimmerman
                                        Vice President, Finance
                                        and Chief Financial Officer