Form 10-Q
period 1997-03-31
MHM SERVICES INC
filed 1997-05-14
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                        ---------------------------------

                                    FORM 10Q


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended:  MARCH 31, 1997               Commission File Number:  1-12238



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




       Registrant's telephone number, including area code: (703) 749-4600



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      N
                                             ----      -----

         As of May 12, 1997, there were 3,510,448 shares of Common Stock, par value $.01 per share outstanding.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTER ENDED MARCH, 31, 1997

                                      INDEX

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
PART I.           FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations-Three and                          4
                  Six Months Ended March 31, 1997 and 1996 (Unaudited)

                  Condensed Consolidated Balance Sheets-                                             5
                  March 31,  1997 (Unaudited) and September 30,  1996

                  Condensed Consolidated Statements of Cash Flows-Six                                6
                  Months Ended March 31,  1997 and 1996  (Unaudited)

                  Notes to Condensed Consolidated Financial Statements                             7-11
                  (Unaudited)

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                12-22
                  CONDITION AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS                                                                  23

ITEM 2.           CHANGES IN SECURITIES                                                              23

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES                                                    23

ITEM 5.           OTHER INFORMATION                                                                  25

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                   25


                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1997





                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                         Three Months Ended March 31,     Six Months Ended March 31,
                                         -------------------------------- ------------------------------
                                             1997              1996            1997           1996
                                         --------------  ---------------- --------------- --------------
Net Revenues                                $4,136,000       $11,321,000     $ 7,865,000    $22,502,000

Costs and expenses:
   Operating                                 3,289,000         8,108,000       6,119,000     15,919,000
   General and administrative                1,161,000         2,867,000       2,358,000      5,631,000
   Provision for bad debts                     305,000         1,531,000         680,000      2,846,000
   Depreciation and amortization                89,000           311,000         158,000        714,000
   Loss on sale of facilities                       --         4,352,000              --      4,352,000
Other (credits) charges:
   Interest expense - MEDIQ                    254,000           279,000         513,000        572,000
   Interest expense - other                     11,000            98,000          16,000        194,000
   Other                                       (62,000)          (17,000)       (145,000)       (54,000)
                                         --------------  ---------------- --------------- --------------

Loss before income tax benefit                (911,000)       (6,208,000)     (1,834,000)    (7,672,000)

Income tax benefit                                  --                --              --       (175,000)
                                         --------------  ---------------- --------------- --------------

Net loss                                    $ (911,000)      $(6,208,000)    $(1,834,000)   $(7,497,000)
                                         ==============  ================ =============== ==============

Net loss per share                          $    (0.28)      $     (1.88)    $     (0.55)   $     (2.27)
                                         ==============  ================ =============== ==============

Weighted average shares outstanding          3,312,000         3,310,000       3,311,000      3,310,000
                                         ==============  ================ =============== ==============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31, 1997        September 30, 1996
                                                                --------------        ------------------
                                                                 (Unaudited)               (See Note)
                         Assets
                         ------
Current assets:
  Cash and cash equivalents                                          $ 1,543,000               $ 3,611,000
  Accounts receivable, net                                             1,865,000                 1,680,000
  Prepaid expenses                                                       133,000                   237,000
  Income taxes refundable                                                     --                   662,000
  Other receivable                                                       660,000                   660,000
  Other current assets                                                   304,000                   258,000
                                                            ---------------------    ----------------------
    Total current assets                                               4,505,000                 7,108,000

Property, plant and equipment, net                                       525,000                   538,000
Goodwill, net                                                          1,895,000                 1,375,000
Notes receivable                                                       1,137,000                 1,229,000
Other assets                                                             843,000                   578,000
                                                            ---------------------    ----------------------

Total assets                                                         $ 8,905,000               $10,828,000
                                                            =====================    ======================




         Liabilities and Stockholders' Deficit
         -------------------------------------

Current Liabilities:
  Accounts payable                                                   $   650,000               $   805,000
  Accrued expenses                                                     1,634,000                 2,075,000
  Accrued expenses - MEDIQ                                               490,000                   321,000
  MEDIQ                                                               10,478,000                   766,000
  Current maturities of long-term debt                                   238,000                   194,000
                                                            ---------------------    ----------------------
      Total current liabilities                                       13,490,000                 4,161,000

Long-term debt, less current maturities:
  MEDIQ                                                                       --                 9,967,000
  Other                                                                  709,000                   257,000

Other liabilities                                                         22,000                    25,000

Stockholders' deficit                                                 (5,316,000)               (3,582,000)
                                                            ---------------------    ----------------------

Total liabilities and stockholders' deficit                          $ 8,905,000               $10,828,000
                                                            =====================    ======================


NOTE: THE BALANCE SHEET AT SEPTEMBER 30, 1996 HAS BEEN CONDENSED FROM THE
      AUDITED FINANCIAL STATEMENTS AT THAT DATE.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six Months Ended March 31,
                                                                       ----------------------------------
                                                                             1997               1996
                                                                       -----------------    -------------
Cash flows from operating activities:
-------------------------------------

Net loss                                                                   $(1,834,000)     $(7,497,000)

Adjustments to reconcile net loss to net cash
  used in operating activities                                                 360,000        6,849,000
                                                                       -----------------    -------------

Net cash used in operating activities                                       (1,474,000)        (648,000)

Cash flows from investing activities:
-------------------------------------

Capital expenditures                                                           (73,000)        (150,000)
Acquisitions                                                                  (250,000)        (150,000)
Other                                                                         (237,000)        (223,000)
                                                                       -----------------    -------------

Net cash used in investing activities                                         (560,000)        (523,000)

Cash flows from financing activities:
-------------------------------------

Borrowings - net                                                               300,000             --
Debt repayments                                                               (334,000)        (797,000)
                                                                       -----------------    -------------

Net cash used in financing activities                                          (34,000)        (797,000)

Decrease in cash                                                            (2,068,000)      (1,968,000)

Cash and cash equivalents:
  Beginning balance                                                          3,611,000        3,084,000
                                                                       -----------------    -------------

  Ending balance                                                           $ 1,543,000       $1,116,000
                                                                       =================    =============

Supplemental disclosure of cash flow information:
  Interest paid                                                            $   443,000       $  766,000
                                                                       =================    =============

  Income taxes refunded                                                    $  (653,000)      $ (752,000)
                                                                       =================    =============

Supplemental disclosure of non-cash investing and
  financing activities:
  Acquisitions-portion financed with long-term debt                        $   275,000       $  338,000
                                                                       =================    =============

  Acquisitions-portion financed by issuance of common
    stock                                                                  $   100,000       $     --
                                                                       =================    =============
  Equipment financed with debt and capital leases                          $        --       $   63,000
                                                                       =================    =============
  Notes received from sale of fixed assets                                 $        --       $1,400,000
                                                                       =================    =============

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)





NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


The condensed consolidated balance sheet as of March 31, 1997, the condensed consolidated statements of operations for the three and six month periods then ended March 31, 1997 and 1996, and condensed consolidated statements of cash flows for the six month periods then ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 1997, and for all periods presented, have been made.


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2 - LIQUIDITY


The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $22,282,000 for the three years and six months ended March 31, 1997, and has a stockholders' deficiency of $5,316,000 as of March 31, 1997. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. On February 10, 1997, the Company was informed by MEDIQ that the MEDIQ Note was immediately due and payable as a result of withholding the required February installment. See Note 6. Consequently, the Company had negative working capital as of March 31, 1997. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would be likely to continue to have an adverse impact on future results, the Company has focused its strategy on pursuing opportunities to grow its Extended Care Services Division. As a result, the Company sold six of its seven owned and/or operated freestanding behavioral health facilities which represented 51% of net revenues in fiscal 1996. Effective March 11, 1997, the Company's subsidiary, MHM Extended Care Services, Inc., entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland-based commercial lender Healthcare Financial Partners. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is attempting to take steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition. (See Note 6)


NOTE 3 - SALE OF FREESTANDING FACILITIES


On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). Payments with respect to these notes have been irregular with current payments due as of April and May, 1997, currently unpaid. In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,771,000 as of March 31, 1997) as collateral for the Company's obligations under the MEDIQ Note. In connection with the Company filing suit to challenge the MEDIQ Note, MEDIQ has sought to enforce its lien against this collateral. The Company disputes this action and is evaluating appropriate steps in response.


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


The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $71,000 remains in escrow as of April 16, 1997).


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


ACQUISITION OF EXTENDED CARE OPERATIONS IN MASSACHUSETTS (LIBERTY BAY). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition and continued development, serve approximately 90 extended care facilities.


As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The purchase price was primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20% of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is payable annually by the Company and is calculated on a contract-by-contract basis.


ACQUISITION OF LONG-TERM CARE OPERATIONS IN PENNSYLVANIA AND TENNESSEE. Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities.


As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7% and annual principal payments. The Company also agreed to pay, as additional consideration, 20% of "cash flow" (as such term is defined in the agreement) from the acquired operations over a five year period. Such additional consideration is payable annually.


NOTE 5 - WRITEDOWN OF LONG-TERM ASSETS - DISCONTINUANCE OF SCC OPERATIONS


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


In addition, the Company is unable to estimate the time necessary to process SCC's outstanding accounts receivable, including the appeals for previously denied claims. There can be no assurance that the appeal process will result in a significant percentage of reversals, additional denials will not be received by SCC, actual bad debt experience will not exceed the Company's estimates or the review of SCC's claims will not result in potential liability for the Company.


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


NOTE 6 - LONG-TERM DEBT


MEDIQ NOTE. In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31,1993, the Company executed a five-year note (the "MEDIQ Note") for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bears interest at a rate of prime plus 1.5% (10% at March 31, 1997), with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years (principal payments of $767,000 were made in 1996, and principal payments of $256,000 have been made as of March 31, 1997), based on a fifteen year amortization period, with the balance due on August 31, 1998.


The Company filed a complaint on February 10, 1997 in Superior Court of New Jersey, Law Division - Essex County against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The case has been transferred by the Court to Camden, New Jersey. The Company has asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. There can be no assurance that the Company will be successful in its suit against MEDIQ. The Company has remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld the payment due for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's withholding of the February installment under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,478,000) have been classified as a current liability. An adverse decision with regard to the Company's complaint against MEDIQ could force the Company to file for reorganization under the U.S. Bankruptcy Code since the Company does not have financial resources sufficient to repay the accelerated MEDIQ Note.


OTHER. Effective March 11, 1997, MHM Extended Care Services, Inc. entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland-based commercial lender Healthcare Financial Partners.


The facility, which bears interest at prime plus 2.25% (10.75% at March 31, 1997), is secured by accounts receivable and expires in March 1999. The loan is also secured by the stock of the Company's subsidiary, MHM Extended Care Services, Inc. The amount of credit available fluctuates based on the amount of qualified accounts receivable. As of March 31, 1997 the Company had $300,000 outstanding under this facility. Based on management's analysis of accounts receivable, approximately $470,000 of credit was available at March 31, 1997 under this facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion addresses the financial condition of the Company as of March 31, 1997 and the Company's results of operations for the three and six month periods then ended, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 19-33) for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.


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


SUIT AGAINST MEDIQ


         The Company's financial condition will be affected by the complaint the Company filed on February 10, 1997 in Superior Court of New Jersey, Law Division - Essex County against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The case has been transferred by the Court to Camden, New Jersey. The Company has asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. There can be no assurance that the Company will be successful in its suit against MEDIQ. The Company has remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld the payment due for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's withholding of the February installment under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,478,000) have been classified as a current liability. An adverse decision with regard to the Company's complaint against MEDIQ could force the Company to file for reorganization under the U.S. Bankruptcy Code since the Company does not have financial resources sufficient to repay the accelerated MEDIQ Note. See "Note 6 to Notes to Condensed Consolidated Financial Statements."


CONTINUED AMEX LISTING


         The American Stock Exchange (the "Exchange") advised the Company by letter dated March 25, 1997, that the Company had fallen below certain of the Exchange's continued listing guidelines and that as a result the Exchange was reviewing the Company's listing eligibility. In particular the Exchange indicated that the Company's net losses for the past three fiscal years and in the first three months ended December 31, 1996 had caused the Company to fall below the financial standards for continued listing on the Exchange. The Exchange, among other reasons, also cited the acceleration of the MEDIQ Note.


         The Company met with the Exchange to discuss their concerns on May 8, 1997. The Company did not receive any indication as to the Exchange's position with regard to its continued listing. While the AMEX has discretion to consider a variety of factors in making a decision to suspend or delist a security, there can be no assurance that the Company will continue to be listed on the AMEX or satisfy the standards for listing on another exchange or NASDAQ. Failure to be listed on an exchange or NASDAQ may adversely affect the price of the Company's common stock and the ability of the Company's stockholders to sell their shares.


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


         On April 5, 1996, the Company sold Oakview Treatment Center (the "Oakview Sale") to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining consent to the Oakview Sale as required under the terms of the Company's revolving credit facility, the Company pledged both of the notes receivable relating to the Oakview Sale as collateral for the Company's obligations under the revolving credit facility. In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,771,000 as of March 31, 1997) as collateral for the Company's obligations under the MEDIQ Note. In connection with the BHC Sale (discussed below) the revolving credit facility has been repaid and the pledges under the revolving credit facility have been terminated, but the pledge under the MEDIQ Note continues. See "Liquidity and Capital Resources."


         On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities (Aspen Hill Hospital, Pacific Shores Hospital, Pinon Hills Hospital, Pinon Hills Residential Treatment Center and Windsor Hospital) (the "Hospitals"), to BHC pursuant to the BHC Agreement. The Hospitals were sold for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties). The BHC Agreement, as amended, also provides for certain Medicare depreciation recapture amounts to be allocated between the Company (85%) and the purchaser (15%). Such recapture amounts relate to potential adjustments for prior years to reflect the loss on the sale of the Hospitals as a retroactive increase in the Company's depreciation expense for purposes of cost-based reimbursements. The Company estimates that its share of the amounts to be collected pursuant to such Medicare recapture will be approximately $925,000 of which the Company recorded approximately 72% and that it will receive final settlements within one to three years from the filing date of October 31, 1996. See "Liquidity and Capital Resources."


         The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC and paid by the Company at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $71,000 remains in escrow as of April 16, 1997). The Company expects to continue to use the proceeds from the BHC Sale for general working capital, which the Company anticipates will include expansion of the Extended Care Services Division. See "Liquidity and Capital Resources."


         The Company's freestanding facilities represented the majority of the Company's historical business and have contributed significantly to the Company's cash flows. In addition, the freestanding facilities helped to absorb certain corporate-related expenses that now have to be borne primarily by the Extended Care Services Division. Since its founding in October 1993, the Extended Care Services Division has generated 33%, 14% and 3% of net revenues for the years ended September 30, 1996, 1995, and 1994, respectively. Going forward, the Extended Care Services Division will account for a substantial portion of the Company's revenues. The expansion of the Extended Care Services Division has also resulted in increased costs, and thus, with the allocation of corporate overhead related to the operations of the Extended Care Services

Division, the Extended Care Services Division has not yet achieved profitable results. No assurances can be given that the Company will be successful in generating profits from the Extended Care Services Division, or that the strategy of focusing on growing the Extended Care Services Division through internal expansion and acquisition will not result in further increased costs. The Company has completed several acquisitions, described below, routinely reviews potential acquisition candidates, and is pursuing other acquisition and management opportunities. The Company plans to continue its expansion into the practice management business, which is the thrust of the Company's long-term growth strategy, by acquiring additional practices and/or securing long-term management agreements with additional practices. In addition, since the Company's liquidity and capital resources may be limited by certain future events, there can be no assurance that the Company will have sufficient resources to pursue and/or complete any other acquisitions. See "Suit Against MEDIQ." Consequently, the Company's results of operations and financial condition may be adversely affected.


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


         ACQUISITION OF EXTENDED CARE OPERATIONS IN MASSACHUSETTS (LIBERTY
BAY). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services, operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts. The Company has commenced integrating these operations with MHM Counseling Services and the combined operations operate under the name "MHM/Bay Colony Counseling Services," and, as a result of the acquisition and continued development, serve approximately 90 extended care facilities.


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


ACQUISITION OF LONG-TERM CARE OPERATIONS IN PENNSYLVANIA AND TENNESSEE (APOGEE). Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities.


         As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7% and annual principal payments. The Company also agreed to pay, as additional consideration, 20% of "cash flow" (as such term is defined in the agreement) from the acquired operations over a five year period. Such additional consideration is payable annually.

RESULTS OF OPERATIONS


         The following table sets forth for the periods indicated the percentage relationship that items in the Company's Statements of Operations bear to net revenues.

                                           Three Months Ended March 31,    Six Months Ended March 31,
                                           ------------------------------- ----------------------------
                                               1997            1996          1997           1996
                                           --------------  --------------- -------------  -------------

Net Revenues                                         100%             100%          100%           100%

Costs and expenses:
  Operating                                           80               72            78             71
  General and administrative                          28               25            30             25
  Provision for bad debts                              7               14             9             13
  Depreciation and amortization                        2                3             2              3
  Loss on sale of facilities                          --               38            --             19
Other charges:
  Interest expense - MEDIQ                             6                2             6              2
  Interest expense - other                            --                1            --              1
  Other                                               (1)              --            (2)            --
                                           --------------  --------------- -------------  -------------
Loss before income taxes                             (22%)            (55%)         (23%)          (34%)
Income tax benefit                                    --               --            --            (1)
                                           --------------  --------------- -------------  -------------
Net loss                                             (22%)            (55%)         (23%)          (33%)
                                           ==============  =============== =============  =============

Second Quarter 1997 Compared to Second Quarter 1996


         Net revenues for the second quarter of 1997 were $4,136,000 as compared to $11,321,000 for the prior year quarter, a decrease of $7,185,000 or 63%, reflecting decreases from the sale of six of the Company's freestanding facilities and decreases in revenues from the Extended Care Services Division. Net revenues from freestanding facilities decreased $6,868,000, or 84%, as a result of the sale of six of the Company's seven freestanding facilities. Net revenues from Mountain Crest Hospital, the Company's remaining freestanding facility were $1,291,000 for the second quarter of 1997 as compared to $1,414,000 for the prior year quarter. Net revenues from the Extended Care Services Division were $2,773,000 for the second quarter of 1997 as compared to $3,162,000 in the prior year quarter, a decrease of $389,000 or 12%. This decrease is the result of net revenues of $4,000 from SCC and $347,000 from HCI Services (as compared to $1,351,000 and $580,000, respectively, for the prior year quarter) offset by increased revenues from MHM/Bay Colony Counseling Services ($1,550,000 for the second quarter of 1997 as compared to $423,000 in the prior year quarter), primarily resulting from the acquisition of Liberty Bay in December 1996 and additional revenues from MHM Counseling which was acquired in mid-December 1995 (see note 4). Increased net revenues under a contract with the State of Georgia to provide mental health services to Medicaid patients in nursing homes also helped to offset the net revenue decrease at SCC. SCC operations were discontinued in early December 1996 (see note 5).

         Operating expenses for the second quarter of 1997 were $3,289,000 as compared to $8,108,000, a decrease of $4,819,000 or 59%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities, offset by increases in costs associated with the expansion of the Extended Care Services Division. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.


         General and administrative expenses were $1,161,000 as compared to $2,867,000, a decrease of $1,706,000, or 60%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.


         The provision for bad debts decreased to $305,000, as compared to $1,531,000 in the prior year quarter. As a percentage of net revenues, bad debt expense was 7% as compared to 14% in the prior year period. These decreases were attributable to the sale of six of the Company's seven freestanding facilities and discontinuing the operations of SCC.


         Depreciation and amortization expense decreased to $89,000, as compared to $311,000 in the prior year quarter, as a result of the sale of six of the Company's seven freestanding facilities.


         Interest expense was $265,000 as compared to $377,000 in the prior year quarter, a decrease of $112,000, or 30%. This decrease was primarily attributable to the extinguishment of the working capital line of credit and paydown on the MEDIQ Note.


Six Months Ended March 31, 1997 Compared to Six Months Ended March 31, 1996


         Net revenues were $7,865,000, as compared to $22,502,000 for the prior year period, a decrease of $14,637,000, or 65%, reflecting decreases from the sale of six of the company's freestanding facilities and decreases in revenues from the Extended Care Services Division. Net revenues from freestanding facilities decreased $13,882,000, or 83%, as a result of the sale of six of the Company's seven freestanding facilities. Net revenues from Mountain Crest Hospital, the Company's remaining freestanding facility were $2,788,000 as compared to $2,877,000 for the prior year period. Net revenues from the Extended Care Services Division were $5,005,000, as compared to $5,832,000 for the prior year period, a decrease of $827,000, or 14%. This decrease is the result of net revenues of $43,000 from SCC and $863,000 from HCI Services (as compared to $2,762,000 and $1,013,000, respectively, for the prior year period) offset by increased revenues from MHM/Bay Colony Counseling Services ($2,356,000 as compared to $471,000 for the prior year period), primarily resulting from the acquisition of Liberty Bay in December 1996 and additional revenues from MHM Counseling which was acquired in mid-December 1995 (see note
4). Increased net revenues under a contract with the State of Georgia to provide mental health services to Medicaid patients in nursing homes also helped to offset the net revenue decrease at SCC and HCI Services. SCC operations were discontinued in early December 1996 (see note 5).

         Operating expenses were $6,119,000, as compared to $15,919,000 in the prior year period, a decrease of $9,800,000 or 62%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities, offset by increases in costs associated with the expansion of the Extended Care Services Division. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.


         General and administrative expenses were $2,358,000, as compared to $5,631,000 in the prior year period, a decrease of $3,273,000 or 58%. This decrease was attributed to the sale of six of the Company's seven freestanding facilities. The level of operating costs of the Extended Care Services Division, together with operating costs of corporate overhead and general and administrative expenses of both, have had an adverse impact on operating results.


         The provision for bad debts decreased to $680,000, as compared to $2,846,000 in the prior year period. As a percentage of net revenues, bad debt expense was 9%, as compared to 13% in the prior year period. These decreases were attributable to the sale of six of the Company's seven freestanding facilities and discontinuing the operations of SCC.


         Depreciation and amortization expense decreased to $158,000, as compared to $714,000 in the prior year period, as a result of the sale of six of the Company's seven freestanding facilities.


         Interest expense was $529,000, as compared to $766,000 in the prior year period, a decrease of $237,000, or 31%. This decrease was primarily attributable to the extinguishment of the working capital line of credit and paydown on the MEDIQ Note.


INCOME TAXES


         The Company's effective tax rates were disproportionate to the statutory tax rates primarily as a result of operating losses on which no prior year income taxes can be recovered for 1997.


PER SHARE CALCULATIONS


         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 Earnings per Share ("Statement 128"). Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS and requires the dual presentation of basic and diluted EPS on the face of the income statement of all entities with complex capital structures. Statement 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Due to the Company's continuing operating losses, there will be no effect of Statement 128 in the presentation of EPS.


LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 1997, the Company had cash and cash equivalents of $1,543,000. At that date, the majority of such funds were currently invested in short-term interest bearing securities.

         Cash used in operating activities was $1,474,000 for the first quarter of 1997 as compared to $648,000 for the prior year quarter. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is taking steps to reduce operating expenses, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows.


         Cash used in investing activities for the second quarter of 1997 included $73,000 for capital expenditures, $150,000 for the acquisition of Liberty Bay and $100,000 for the acquisition of the Pennsylvania and Tennessee operations of Apogee. The Company anticipates capital expenditures of approximately $50,000 during the remainder of 1997. The Company has used and anticipates using a portion of its cash and cash equivalents to continue its expansion of the Extended Care Services Division. However, based upon the Company's liquidity and capital resources, there can be no assurance that the Company will have sufficient resources to expand this division.


         Effective March 11, 1997, MHM Extended Care Services, Inc. entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland based commercial lender Healthcare Financial Partners. Net cash provided by financing activities included a balance outstanding of $300,000 at March 31, 1997 from the Company's new credit facility. Net cash used included debt repayments of $334,000. Non-cash financing activities included notes payable in the amount of $150,000 incurred in connection with the acquisition of Liberty Bay in December 1996, payable in one installment due on December 1, 1999. In addition, non-cash financing included a notes payable of $125,000 (payable in three annual installments) and a common stock issuance of $100,000 in connection with the acquisition of the Pennsylvania and Tennessee operations of Apogee on March 31, 1997.


         As of March 31, 1997, the Company had $10,478,000 outstanding on its note payable to MEDIQ Incorporated ("MEDIQ") (original principal amount of $11,500,000) that was executed in connection with the distribution of the Company's stock to MEDIQ stockholders (the "MEDIQ Note"). See "Suit Against MEDIQ" and "Note 6 to Notes to Condensed Consolidated Financial Statements." The MEDIQ Note bears interest at prime plus 1.5% per annum, with monthly payments of interest only through September 1995, and then monthly principal and interest payments for the following three years, based on a fifteen year amortization period, with the remaining balance due in August 1998. The MEDIQ Note may be prepaid in whole or in part without penalty. The MEDIQ Note is collateralized by a note receivable (in the amount of $1,771,000 as of March 31, 1997) obtained by the Company as partial consideration for the sale of the Oakview Treatment Center, one of the Company's former freestanding facilities. The Company pledged the note receivable to MEDIQ in connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary in connection with such sale.


         As reflected in the financial statements of the Company for the fiscal year ended September 30, 1996, and the report of the Company's independent auditors therein, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet the monthly principal and interest obligations under the MEDIQ Note should the Company be unsuccessful in its suit against

MEDIQ challenging the validity of the MEDIQ Note and such payment obligations be reinstated. Moreover, if MEDIQ is successful in seeking to accelerate all payments of interest and principal with respect to the MEDIQ Note, the Company will not have the financial resources to make such payments. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.


         As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payers, as well as other administrative delays by third party payers (including reimbursement review of certain Medicare claims in Southern California, as described above), the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations without the use of available cash. In an effort to improve this situation, the Company is taking steps to reduce operating expenses, attempting to raise additional capital, and working to improve its cash flows. With respect to its effort to reduce operating expenses, the Company reduced personnel expenses by leasing its employees and eliminating staff. The Company's liquidity could also be improved by: (i) the collection of additional outstanding receivables; (ii) increasing profits through acquisitions; (iii) significant reductions in the operating losses of the Company's remaining businesses; (iv) significant additional reductions in overhead, (v) obtaining additional capital and/or financing sources; and (vi) challenging the validity of the MEDIQ Note (see above). However, there can be no assurance that any of such events will occur or , if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. In the event that the Company is unable to enhance its liquidity, the Company may be required to attempt to renegotiate the terms of its financial obligations, significantly curtail its level of operations or, possibly, file for reorganization under the U.S.
Bankruptcy Code.


         As of March 31, 1997, the Company had a liability to third party payors of approximately $2,300,000 of which approximately $1,600,000 relates to sold facilities. This liability relates to outstanding Medicare cost report settlements from fiscal years 1995 and 1996 (and for Mountain Crest Hospital for fiscal 1997 as well) and outstanding Medicaid cost reports from fiscal years 1992 through 1996 at two closed facilities.


         As a result of the sale by the Company of five of its hospitals to BHC on May 31, 1996, the Company filed terminating Medicare and Medicaid cost reports with each hospital's fiscal intermediary on October 31, 1996.


         The terminating cost reports filed by the Company included claims for approximately $1,090,000 in Medicare depreciation recapture. The BHC Agreement provided that this recapture amount be allocated between the Company (85%) and the purchaser (15%). The Company estimates that its share of the Medicare recapture amounts to be collected will be approximately $925,000, of which the Company has recorded approximately 72%, and that it will receive final settlements on these claims within one to three years from the date of filing.

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


         In addition, the Company is unable to estimate the time necessary to process SCC's outstanding accounts receivable, including the appeals for previously denied claims. There can be no assurance that the appeal process will result in a significant percentage of reversals, additional denials will not be received by SCC, actual bad debt experience will not exceed the Company's estimates or that the review of SCC's claims will not result in potential liability of the Company.


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

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.


          On February 10, 1997 the Company issued a Press Release announcing that it had filed a suit against MEDIQ, Inc. in the Superior Court of New Jersey, Chancery Division - Essex County alleging that the $11.5 million note, incurred by the Company when it was a subsidiary of MEDIQ as part of intercompany payment obligations of approximately $21 million that MEDIQ imposed on the Company from 1986-1993 while the Company was a subsidiary of MEDIQ ("Note"), was invalid. The case has been transferred by the court to Camden, New Jersey. The suit charged, among other things, that MEDIQ breached its fiduciary obligations in forcing the Company to execute the Note and that the Note unjustly enriched MEDIQ at the Company's expense. The Company asked the court to declare the Note null and void, require that MEDIQ return to the Company all payments that MEDIQ has received under the Note and award it compensatory, consequential and punitive damages. The Company was current in its payments on the Note until filing the lawsuit at which time it withheld the payment due for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's withholding of the February installment under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note.


ITEM 2.   CHANGES IN SECURITIES.


          Effective as of March 31, 1997, the Company's Extended Care Services Division acquired the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee. As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000 and issued 200,000 shares of common stock of MHM Services, Inc. The Company also agreed to pay, as additional consideration, 20% of "cash flow" (as such term is defined in the agreement) from the acquired operations over a five-year period. The issuance was deemed by the Company to be exempt from registration under the Securities Act in reliance on Section 4(2). Appropriate restrictive legends were affixed to all shares of common stock issued in the transaction and the recipients of shares of common stock represented their intentions to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.


          In connection with the dispute with MEDIQ described in Item 1 above, the Company withheld the payment to MEDIQ that was allegedly due in February 1997. MEDIQ has claimed that it has accelerated all principal and interest due under the MEDIQ Note.

ITEM 5.   OTHER INFORMATION.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)   Exhibits                                                 Page
                                                                         ----

          27    Financial Data Schedule                                    26


          (b)   Reports on Form 8-K


                The Company filed a Current Report on Form 8-K dated January 10, 1997 announcing the resignation without explanation of H. Scott Miller and Michael F. Sandler from the Company's Board of Directors. The Form 8-K stated that the Company believes that its decision to review with counsel the validity of the MEDIQ Note due in 1998 may have prompted the resignation of these two Directors.


                The Company filed a Current Report on Form 8-K dated March 21, 1997 announcing that the Company's subsidiary, MHM Extended Care Services, Inc., secured $4.0 million line of credit to fund its growing practice management business. The availability of the advances under the line of credit is based on the Company's receivables. The Form 8-K also announced the acquisition of Apogee's long-term care operations.

                The Company filed a Current Report on Form 8-K dated May 6, 1997 announcing the dismissal of Deloitte & Touche LLP as the Company's independent accountant to audit the Company's consolidated financial statements. As part of such Form 8-K, the Company also announced the engagement of KPMG Peat Marwick LLP as the company's new independent accountants.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 1997




                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










Dated:    May 14, 1997                             MHM SERVICES, INC.




                                                   /s/ Carolyn Zimmerman
                                                   Carolyn Zimmerman
                                                   Vice President, Finance
                                                   and Chief Financial Officer