Form 10-Q
period 1997-06-30
MHM SERVICES INC
filed 1997-08-14
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997    Commission File Number: 1-12238

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

    As of July 31, 1997 there were 3,510,448 shares of Common Stock, par value $.01 per share outstanding.

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES
                          Quarter Ended June 30, 1997

                                    INDEX


                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations-Three and
        Nine Months Ended June 30, 1997 and 1996 (Unaudited)............      4

        Condensed Consolidated Balance Sheets-
        June 30, 1997 (Unaudited) and September 30, 1996................      5

        Condensed Consolidated Statements of Cash Flows-Nine
        Months Ended June 30, 1997 and 1996 (Unaudited).................      6

        Notes to Condensed Consolidated Financial Statements
        (Unaudited).....................................................   7-12


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................  13-15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings...............................................     16

Item 3. Defaults Upon Senior Securities.................................     16

Item 4. Submission of Matters to a Vote of Security Holders.............  16-17

Item 5. Other Information...............................................     18

Item 6. Exhibits and Reports on Form 8-K................................     18

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES
                           Quarter Ended June 30, 1997



                         PART I. FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES


               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         THREE MONTHS ENDED JUNE 30   NINE MONTHS ENDED JUNE 30
                                                         --------------------------  ----------------------------
                                                             1997          1996          1997           1996
                                                         ------------  ------------  -------------  -------------
Net Revenues...........................................  $  5,543,000  $  9,487,000  $  13,408,000  $  31,989,000

Costs and Expenses
  Operating............................................     4,245,000     6,655,000     10,364,000     22,574,000
  General and Administrative...........................     1,398,000     2,605,000      3,756,000      8,236,000
  Provision for Bad Debts..............................       562,000     1,877,000      1,242,000      4,723,000
  Depreciation and Amortization........................       102,000       226,000        260,000        940,000
  Loss on Sale of Facilities...........................       --             33,000       --            4,385,000
Other (credits) charges
  Interest Expense--MEDIQ..............................       263,000       262,000        776,000        834,000
  Interest Expense--Other..............................        35,000        73,000         51,000        267,000
  Other................................................      (517,000)      (54,000)      (662,000)      (108,000)
                                                         ------------  ------------  -------------  -------------
Loss before Income Tax Benefit and Extraordinary
  Item.................................................      (545,000)   (2,190,000)    (2,379,000)    (9,862,000)
Income Tax Benefit.....................................       --            --            --             (175,000)
                                                         ------------  ------------  -------------  -------------
Net Loss before Extraordinary Item.....................      (545,000)   (2,190,000)    (2,379,000)    (9,687,000)
Extraordinary Item--Loss on Early Extinguishment of
  Debt.................................................       --           (463,000)      --             (463,000)
                                                         ------------  ------------  -------------  -------------
Net Loss...............................................      (545,000)   (2,653,000)    (2,379,000)   (10,150,000)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Loss per Share:
Loss before Extraordinary Item.........................  $      (0.16) $      (0.66) $       (0.70) $       (2.93)
Extraordinary Item.....................................                       (0.14)
                                                         ------------  ------------  -------------  -------------
Net Loss Per Share.....................................  $      (0.16) $      (0.80) $       (0.70) $       (3.07)
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
Weighted Average Shares Outstanding....................     3,510,000     3,310,000      3,377,399      3,310,000
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

                 See Notes to Condensed Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30, 1997  SEPTEMBER 30, 1996
                                                                                 -------------  ------------------
                                                                                   UNAUDITED        (SEE NOTE)
  Assets
Current Assets:
  Cash and Cash Equivalents....................................................   $   866,000     $    3,611,000
  Accounts Receivable, Net.....................................................     2,463,000          1,680,000
  Prepaid Expenses.............................................................       117,000            237,000
  Income Taxes Refundable......................................................       --                 662,000
  Other Receivable.............................................................       660,000            660,000
  Other Current Assets.........................................................       565,000            258,000
                                                                                 -------------  ------------------
    Total Current Assets.......................................................     4,671,000          7,108,000

Property, Plant and Equipment, Net.............................................       525,000            538,000
Notes Receivable, Net..........................................................     1,113,000          1,229,000
Other Assets...................................................................     1,078,000            578,000
Goodwill, Net..................................................................     1,864,000          1,375,000
                                                                                 -------------  ------------------
Total Assets...................................................................   $ 9,251,000     $   10,828,000
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------
  Liabilities and Stockholders' Deficit
Current Liabilities
  Accounts Payable.............................................................       571,000            805,000
  Accrued Expenses.............................................................     2,178,000          2,075,000
  Accrued Expenses--MEDIQ Interest.............................................       753,000            321,000
  MEDIQ........................................................................    10,478,000            766,000
  Current Maturities of Long Term Debt.........................................       238,000            194,000
                                                                                 -------------  ------------------
    Total Current Liabilities..................................................    14,218,000          4,161,000

Long Term Debt, Less Current Maturities
  MEDIQ........................................................................       --               9,967,000
  Other........................................................................       874,000            257,000

Other Liabilities..............................................................        20,000             25,000

Stockholders' Deficit..........................................................    (5,861,000)        (3,582,000)
                                                                                 -------------  ------------------
Total Liabilities and Stockholders' Deficit....................................   $ 9,251,000     $   10,828,000
                                                                                 -------------  ------------------
                                                                                 -------------  ------------------

------------------------
Note: The balance sheeet at September 30, 1996 has been condensed from the audited financial statements at that date.

                 See Notes to Condensed Consolidated Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      NINE MONTHS ENDED JUNE 30,
                                                                                     -----------------------------
                                                                                         1997            1996
                                                                                     -------------  --------------
Cash Flows from Operating Activities
Net Loss...........................................................................  $  (2,379,000) $  (10,150,000)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities.........        185,000       7,190,000
                                                                                     -------------  --------------
Net Cash Used in Operating Activities..............................................     (2,194,000)     (2,960,000)

Cash Flows from Investing Activities
Proceeds from Sale of Facilities...................................................       --             8,865,000
Capital Expenditures...............................................................       (117,000)       (226,000)
Acquisitions.......................................................................       (250,000)       (150,000)
Other..............................................................................       (283,000)        (20,000)
                                                                                     -------------  --------------
Net Cash Provided by (Used in) Investing Activities................................       (650,000)      8,469,000

Cash Flows from Financing Activities
Borrowings, Net....................................................................        473,000        --
Debt Repayments....................................................................       (374,000)     (3,049,000)
                                                                                     -------------  --------------
Net Cash Provided by (Used in) Financing Activities................................         99,000      (3,049,000)

Increase (Decrease) in Cash........................................................     (2,745,000)      2,460,000

Cash and Cash Equivalents
  Beginning Balance................................................................      3,611,000       3,084,000
                                                                                     -------------  --------------
  Ending Balance...................................................................  $     866,000  $    5,544,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Supplemental Disclosure of Cash Flow Information
  Interest Paid....................................................................  $     395,000  $    1,108,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Income Taxes Refunded............................................................  $    (569,000) $      (92,000)
                                                                                     -------------  --------------
                                                                                     -------------  --------------
Supplemental Disclosure of Non-cash Investing and Financing
  Activities
  Acquisitions--Portion Financed with Long Term Debt...............................  $     275,000  $      338,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Acquisitions--Portion Financed by Issuance of Common Stock.......................  $     100,000  $     --
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Equipment Financed with Debt and Capital Leases..................................  $    --        $       63,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Notes Received from Sale of Fixed Assets.........................................  $    --        $    1,400,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------
  Liabilities Assumed by BHC.......................................................  $    --        $    1,358,000
                                                                                     -------------  --------------
                                                                                     -------------  --------------

                 See Notes to Condensed Consolidated Financial Statements

                            MHM SERVICES, INC.
                             AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1--CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheet as of June 30, 1997, the condensed consolidated statements of operations for the three and nine month periods then ended June 30, 1997 and 1996, and condensed consolidated statements of cash flows for the nine month periods then ended June 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of June 30, 1997, and for all periods presented, have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1996 Annual Report on Form 10-K. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2--LIQUIDITY

    The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $22,827,000 for the three years and nine months ended June 30, 1997, and has a stockholders' deficiency of $5,861,000 as of June 30, 1997. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. On February 10, 1997, the Company was informed by MEDIQ that the MEDIQ Note was immediately due and payable as a result of withholding the required February installment. See Note 6. Consequently, the Company had negative working capital as of June 30, 1997. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

    Based upon the adverse impact on the Company's operating results of cost-reduction pressures on in-patient care and the Company's belief that such pressures would be likely to continue having an adverse impact on future results, the Company has focused its strategy on pursuing opportunities to grow its Extended Care and Correctional Services Divisions. As a result, the Company sold six of its seven owned and/or operated freestanding behavioral health facilities which represented 51% of net revenues in fiscal 1996. Effective March 11, 1997, the Company's subsidiary, MHM Extended Care Services, Inc., entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland-based commercial lender Healthcare Financial Partners. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is attempting to take steps to reduce operating expenses, seek more profitable new business opportunities, finance its working capital requirements, restructure debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

NOTE 3--SALE OF FREESTANDING FACILITIES

    On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded at an estimated net realizable value of $1,400,000. The notes are payable in monthly installments of principal and interest (at prime) based on a 15 year amortization, with the remaining principal due in five years (or earlier under certain circumstances). Payments with respect to these notes have been irregular with two monthly payments in arrears as of July 31, 1997. In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable (with a principal balance of $1,735,000 as of June 30, 1997) as collateral for the Company's obligations under the MEDIQ Note. In connection with the Company filing suit to challenge the MEDIQ Note, MEDIQ has sought to enforce its lien against this collateral. The Company disputes this action and is evaluating appropriate steps in response.

    On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities, to Behavioral Healthcare Corporation, pursuant to an Asset Purchase Agreement (the BHC Agreement ), dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the BHC Sale ). The facilities were sold to BHC for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties).

    The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000 (of which $35,000 remains in escrow as of July 31, 1997).

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

NOTE 4--ACQUISITIONS

    Acquisition of Supportive Counseling Care/Recent Determination to Discontinue Operations. In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care ( SCC ) of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, and entered into a 40-year management contract to provide administrative services to SCC. As consideration for the acquired assets, the Company paid $500,000 in cash and notes. The Company's Extended Care Services Division also entered into a 40-year management contract to provide administrative services to SCC. The operating results related to these assets are included in the Company's consolidated results of operations from the date of acquisition. In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996.

    Acquisition of Clinic Operations in Massachusetts (MHM Counseling Services). In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown and Taunton, Massachusetts. As consideration for the acquired assets, the Company paid $150,000 in cash and agreed to pay an aggregate of $338,000 over 36 equal monthly installments. The Company renamed the operations MHM Counseling Services . The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

    Acquisition of Extended Care Operations in Massachusetts (Liberty Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the Liberty Bay Agreement ) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ( Liberty Bay ) and Liberty Management Group, Inc. ( Liberty Management ), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has integrated these operations with MHM Counseling Services and the combined operations operate under the name MHM/Bay Colony Counseling Services, and, as a result of the acquisition and continued development, serve approximately 90 extended care facilities.

    As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the Liberty Bay Note ). The purchase price was primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20% of cash flow (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is payable annually by the Company and is calculated on a contract-by-contract basis.

    Acquisition of Long-Term Care Operations in Pennsylvania and Tennessee (Apogee). Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities.

    As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7% and annual principal payments. The Company also agreed to pay, as additional consideration, 20% of "cash flow" (as such term is defined in the agreement) from the acquired operations over a five year period. Such additional consideration is payable annually.

NOTE 5--WRITEDOWN OF LONG-TERM ASSETS--DISCONTINUANCE OF SCC OPERATIONS

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

NOTE 6--LONG-TERM DEBT

    MEDIQ NOTE. In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31,1993, the Company executed a five-year note (the MEDIQ Note ) for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bears interest at a rate of prime plus 1.5% (10% at June 30, 1997), with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years (principal payments of $767,000 were made in 1996, and additional principal payments of $256,000 representing the contractually required principal payments for October 1996 through January 1997, have been made as of June 30, 1997), based on a fifteen year amortization period, with the balance due on August 31, 1998.

    The Company filed a complaint on February 10, 1997 in Superior Court of New Jersey, Law Division--Essex County against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The case has been transferred by the Court to Camden, New Jersey. The Company has asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. There can be no assurance that the Company will be successful in its suit against MEDIQ. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company's withholding of the February installment under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,478,000) have been classified as a current liability. Additionally, the Company has accrued interest payable under the terms of the note through June 30, 1997 of $753,000. An adverse decision with regard to the Company's complaint against MEDIQ could force the Company to file for reorganization under the U.S. Bankruptcy Code since the Company does not have financial resources sufficient to repay the accelerated MEDIQ Note.

    OTHER. Effective March 11, 1997, MHM Extended Care Services, Inc. entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland-based commercial lender Healthcare Financial Partners.

    The facility, which bears interest at prime plus 2.25% (10.75% at June 30, 1997), is secured by accounts receivable and expires in March 1999. The loan is also secured by the stock of the Company's subsidiary, MHM Extended Care Services, Inc. The amount of credit available fluctuates based on the amount of qualified accounts receivable. As of June
30, 1997 the Company had $506,000 outstanding under this facility.

NOTE 7--OTHER INCOME

    Other income for the quarter ended June 30, 1997 includes a gain from a judgement in May, 1997 which awarded the Company $457,000 representing certain assets owed to it by a former joint venture partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion addresses changes in the financial condition of the Company as of June 30, 1997 and the Company's results of operations for the three and nine month periods then ended, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 19-33) for the fiscal year ended September 30, 1996 included in the Company's Annual Report on Form 10-K.

GENERAL

    In response to continuing changes in the behavioral healthcare industry, the Company made significant changes in its operations in 1994, 1995 and 1996, including the divestiture of the Company's contract management business and substantially all of its freestanding behavioral healthcare facilities so that the company could focus on its principal remaining business--its Extended Care Services Division (which commenced operations in the Fall of 1993). The Extended Care Services Division has experienced growth through internal development (principally from a contract with the State of Georgia) and acquisitions. Additionally, the Company was recently awarded a contract with the Tennessee Department of Corrections to provide mental health services on a capitated basis to inmates in the majority of their prison facilities and plans to develop new business opportunities in this market.

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

    Financial Position--June 30, 1997 Compared to September 30, 1996

    The Company's stockholder deficit increased to $5,861,000 as of June 30, 1997, from $3,582,000 at September 30, 1996, primarily as a result of losses incurred by the Company for the first three quarters. Net working capital decreased from $2,947,000 to a deficit of $9,547,000. This decrease is primarily due to the classification of MEDIQ debt and related accrued interest payable of $11,231,000 as a current liability during the current fiscal year. Cash and cash equivalents decreased from $3,611,000 as of September 30, 1996 to $866,000 as of June 30, 1997. This decline is due to providing funds to cover ongoing losses and acquistions in the Company's Extended Care Services Division. The Company's Goodwill increased by

$489,000 as a result of acquisitions. Other Assets increased by $500,000 due to a deposit with the Company's insurer to back a letter of credit, deposits and other costs related to acquisitions, and increase in deferred rent cost at the Company's remaining free standing facility.

    Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

    Net Revenues for the nine month period ended June 30, 1997 decreased to $13,408,000 from net revenues of $31,989,000 for the prior year period, a decline of approximately 58%. Operating costs and general and administrative expenses were $14,120,000 as compared to $30,810,000 for the prior year period. These decreases in net revenues and costs and expenses are primarily due to the sale of six of the Company's freestanding facilities during 1996. Additionally, bad debt expenses and depreciation and amortization have decreased significantly due to the sale. Interest expense decreased as a result of lower overall debt levels due to the fact that debt was retired relating to the sale of the freestanding facilities. Other income for the 1997 period includes a gain from a judgement in May, 1997 which awarded the Company $457,000 representing revenues owed to it by a former joint venture partner.

    Third Quarter, 1997 Compared to Third Quarter, 1996

    Net Revenues for the third quarter of 1997 decreased to $5,543,000 from $9,487,000 for the corresponding quarter of 1996, or a decrease of approximately 41%. Substantially all costs and expenses also declined significantly. Similarly, these decreases in net revenue and costs and expenses are primarily due to the sale of six of the Company's freestanding facilities during 1996. Other income includes the aforementioned gain of $457,000 on the judgement awarded the Company in May, 1997.

AMERICAN STOCK EXCHANGE

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

    The Company met with the Exchange to discuss their concerns on May 8, 1997. After consideration of various factors, the Exchange decided to continue the Company's listing until review of the Company's Form 10-Q for the quarter ended June 30, 1997. The Company must make a written report to the Exchange by August 22, 1997, providing detailed information to the Exchange to allow AMEX to reevaluate the Company's progress. It is uncertain what course of action the AMEX will take at that time. While the AMEX has discretion to consider a variety of factors in making a decision to suspend or delist a security, there can be no assurance that the Company will continue to be listed on the AMEX or satisfy the standards for listing on another exchange or NASDAQ. Failure to be listed on an exchange or NASDAQ may adversely affect the price of the Company's common stock and the ability of the Company's stockholders to sell their shares.

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

    This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report .

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            On February 10, 1997 the Company filed suit against MEDIQ, Inc., its former corporate parent, in the New Jersey state court. The suit challenges as invalid the $11.5 million Note created in MEDIQ s favor at the time the Company was spun-off as a MEDIQ subsidiary. The Note reflected part of intercompany charges of approximately $21 million that MEDIQ imposed on the Company from 1986-1993 while the Company was a subsidiary of MEDIQ. The suit alleges, among other things, that the Note lacks consideration, that MEDIQ breached its fiduciary obligations in forcing the Company to execute the Note and that the Note unjustly enriched MEDIQ at the Company s expense. The company asks the court to declare the Note null and void, require that MEDIQ return to the Company all payments that MEDIQ has received under the Note and award it compensatory, consequential and punitive damages. The Company was current in its payments on the Note until filing the lawsuit at which time it withheld payments, commencing with the installment for February 1997. The Company received notice from MEDIQ by letter dated February 11, 1997, that as a result of the Company s withholding of the February installment under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

            In connection with the dispute with MEDIQ described in Item 1 above, on filing the lawsuit, the Company began withholding payments to MEDIQ, commencing with the February, 1997 installment. MEDIQ has claimed that it has accelerated all principal and interest due under the MEDIQ Note.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At an Annual Meeting of stockholders of the Company held on June 17, 1997, at which holders of at least 2,027,799 shares of Common Stock of the Company (out of a total of 3,510,448 shrares outstanding and entitled to vote at such Annual Meeting) were present in person or represented by proxy (representing a quorum for the transaction of business), Messrs. Michael S. Pinkert, Steven H. Wheeler, William P Ferretti, Kenneth A. Kessler and Ms. Carolyn Zimmerman were elected to serve as directors of the Company to serve until the next Annual Meeting and until the election and qualification of their successors. (See attached Rider A)

                                     RIDER A

    Set forth below is information regarding the 2,027,799 shares of Common Stock voted for the election of directors of the Company:

    Director--nominee: Michael Pinkert

      Votes FOR: 1,777,494

      Votes WITHELD 250,305


    Director--nominee: Steven H. Wheeler

      Votes FOR: 1,793,480

      Votes WITHELD 234,319


    Director--nominee: William P. Ferretti

      Votes FOR: 1,793,480

      Votes WITHELD 234,319


    Director--nominee: Carolyn Zimmerman

      Votes FOR: 1,793,355

      Votes WITHELD 234,444


    Director--nominee: Kenneth A. Kessler, M.D.

      Votes FOR: 1,793,396

      Votes WITHELD 234,403

ITEM 5. OTHER INFORMATION.

            At a Board of Directors meeting on February 10, 1997, Carolyn Zimmerman and Steven H. Wheeler, now Vice President-Finance and Vice President-Operations, respectively, of the Company, were elected to fill the vacancies on the Board created by the resignations of H. Scott Miller and Michael F. Sandler effective January 10, 1997. In July, 1997, Carolyn Zimmerman resigned her director position as a result of accepting a new position in the industry. Management is currently recruiting a new Director for the vacancy. In addition, at that Board meeting Lee Calligaro was appointed Vice President and General Counsel of the Company and Nancy Neal, an employee of the Company, was appointed Secretary.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits

            27 Financial Data Schedule

        (b) Reports on Form 8-K

            The Company filed a Current Report on Form 8-K dated May 6, 1997 announcing the dismissal of Deloitte & Touche LLP as the Company's independent accountant to audit the Company's consolidated financial statements. As part of such Form 8-K, the Company also announced the engagement of KPMG Peat Marwick LLP as the company's new independent accountants.

           The Company filed a Current Report on Form 8-K dated July 22, 1997, announcing and describing the reorganization of its Finance and Accounting Department including the resignation of Carolyn Zimmerman as Vice President of Finance, Treasurer and Chief Financial Officer and a Member of the Board of Directors.

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES
                          Quarter Ended June 30, 1997



                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Dated: August 14, 1997                         MHM SERVICES, INC.




                                             /S/ MICHAEL PINKERT
                                             PRESIDENT AND CEO