Form 10-K
period 1997-09-30
MHM SERVICES INC
filed 1998-01-13
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         Commission File Number: 1-12238

                               MHM SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

              DELAWARE                                                           52-1223048
(State or Other Jurisdiction of                             (Identification I.R.S. Employer No.)
Incorporation or Organization)

8000 TOWERS CRESCENT DRIVE, SUITE 810, VIENNA, VIRGINIA                             22182
(Address of Principal Executive Offices)                                         (Zip Code)

Registrant's telephone number, including area code:  (703) 749-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
Title of Each Class                                      on Which Registered
--------------------------------------------------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                 AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No X
                                             ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the Registrant's common stock held by nonaffiliates (based upon the closing price of $ .6875 of Common Stock on the American Stock Exchange) on December 30, 1997, was approximately $1,321,279.

         As of December 30, 1997, there were 3,525,848 shares of Common Stock, par value $.01 per share, of the Registrant outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCES

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 1998 are incorporated by reference into Part III.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

         MHM Services, Inc., through its wholly-owned subsidiaries, MHM Extended Care Services, Inc. ("Extended Care Services Division"), MHM Correctional Services, Inc. ("Correctional Services Division"), and MHM of Colorado, Inc. ("Hospital Division"), (collectively, the "Company"), offers, arranges for and manages specialty healthcare services primarily in institutional settings. Since its founding, the Company's goal has been to offer the highest quality, cost-effective care in the industry. The Company's Extended Care Services Division provides specialized medical and behavioral healthcare services to residents of 870 nursing homes in six states, and provides a wide range of outpatient behavioral healthcare services to children, adolescents, adults and families in multiple clinics located in Massachusetts. The Extended Care Services Division also provides behavioral healthcare services to more than 2,000 Medicaid patients residing in nursing homes under a contract with the State of Georgia. The Correctional Services Division was formed in fiscal 1997 to provide mental health and other specialized healthcare services to inmates of correctional systems. In June and September of 1997, the Correctional Services Division was awarded multi-year contracts with each of the States of Tennessee and Georgia to provide mental health services to the inmates of such states' correctional facilities for which the Company is compensated on a capitation basis. Under these contract awards, the Company currently provides mental health services to approximately 49,000 inmates in these states. Also, the Correctional Services Division provides dental services to approximately 5,000 inmates in Delaware under a subcontract with Prison Health Services, Inc. The Correctional Services Division generated 3 % of the Company's net revenues in fiscal year 1997. Until April 1996, the Company's Hospital Division operated seven freestanding psychiatric and substance abuse facilities, which generated 86% of the Company's net revenues for fiscal 1995, and had comprised 77% of the Company's total assets at the end of fiscal 1995. As a result of the sale of five of the freestanding facilities in May 1996, and one facility in April
1996, the Hospital Division represented only 67% of net revenues for fiscal
1996 and 31% of net revenues for fiscal 1997. See "Sale of Freestanding Facilities/Continued Operation of Mountain Crest Hospital."

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

         In response to these market changes and their adverse impact on the Company's operating results, significant changes have been made in the structure of the Company's operations over the past several years. The Company made significant changes in its operations in 1995, 1996 and 1997, including the sale of six of the Company's seven freestanding behavioral healthcare facilities (see "Recent Developments"), so that the Company could focus on its Extended Care Services Division and Correctional Services Division. The Extended Care Services Division, which commenced operations in the Fall of 1993 has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division and has made recent changes designed to improve its profitability and cash flow. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contract awards in this growing industry. In fiscal 1997, the Company further refined its strategy to achieve profitability. The Company is closing or selling extended care operations in certain states because revenues have not been sufficient to achieve profitability, and selectively reducing operating and general and administrative costs and consolidating or outsourcing billing and payroll functions. The Company's strategic growth efforts are currently focused on its Correctional Services Division. The Company does not anticipate additional acquisitions in its Extended Care Services Division for the foreseeable future.

SALE OF FREESTANDING FACILITIES/CONTINUED OPERATION OF MOUNTAIN CREST HOSPITAL

         Consistent with the Company's decision to focus on its Extended Care Services Division, during the first six months of 1996 the Company sold six of its free-standing hospital facilities. In connection with the sale in April 1996 of the Company's Oakview Treatment Center the Company obtained a waiver from MEDIQ Incorporated ("MEDIQ") of an event of default provision of a note payable to MEDIQ (the "MEDIQ Note") relating to the sale of the assets of a significant subsidiary. In order to obtain the waiver, the Company pledged a note receivable obtained from the purchaser of such facility with an original principal balance of $1,875,000 as collateral for the Company's obligations under the MEDIQ Note. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         During fiscal 1997, the Company used the remainder of the proceeds from the sale of five of its free-standing facilities to fund operating losses, Extended Care Services Division acquisitions and increases in receivables primarily relating to growth in the Extended Care Services Division. See "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company continues to operate Mountain Crest Hospital, a 60-bed psychiatric hospital located in Fort Collins, Colorado, which also operates seven alternative care programs for adult, adolescent and geriatric patients, and serves communities in Colorado. The Company commenced operating this facility in August 1994 pursuant to a sublease agreement. Mountain Crest Hospital represented 27% of the Company's net revenue in fiscal 1997, 16% in fiscal 1996 and 14% in fiscal 1995. See "Item 2. Properties." As a result of Mountain Crest Hospital's positive contribution to the Company's operating income, the Company has decided not to actively seek a buyer for its sole remaining hospital, because it continues to contribute to the Company's revenues and cash flows. The Company currently leases the Mountain Crest real estate on which the facility is located but is in the process of seeking financing to purchase the land and building. The Company believes that this purchase and financing would have a positive impact on profitability and cash flow, however, there is no assurance that the Company will be successful in locating an acceptable financing source for this transaction.

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

         There are federal, state and local regulations relating to certain aspects of the Company's business, including civil commitment of patients to psychiatric programs and disclosure of information concerning patient treatments. Many states have adopted "patient bill of rights" regulations which set forth standards for least restrictive treatment, patient confidentiality, patient access to mail and telephones, patient access to legal counsel and requirements that patients be treated with dignity. Moreover, many states have reporting requirements and procedures. The Company's facility has adopted and implemented policies and procedures consistent with such regulations.

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


SALE OF CONTRACT MANAGEMENT BUSINESS

         In August 1994, the Company formed a joint venture (Joint Venture) to combine its contract management business with that of Horizon Mental Health Services, Inc. (Horizon) of Denton, Texas. The Joint Venture, which was owned
27.5 percent by the Company and 72.5 percent by Horizon, managed both companies' hospital behavioral health care contracts. The terms of the Joint Venture provided for the Company's continued ownership of its management contracts and the assignment to the Joint Venture of the operating responsibilities and revenues related to such contracts.

         In March 1995, Horizon completed its initial public offering, and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000). In connection with the sale, the Company assigned to Horizon all of its rights and interests in its management contracts, including related accounts receivable.

         MHM was involved in litigation with Horizon involving MHM's right to certain cash flows as part of the sale of its interest in the Joint Venture. In May 1997, a court award in the Company's favor was upheld by the Supreme Court of Delaware, for approximately $459,000. This amount is reported in other income in 1997.

EXTENDED CARE SERVICES DIVISION

         General. The Company's Extended Care Services Division represented approximately 66% of net revenues for fiscal 1997, 33% for fiscal 1996 and 14% for fiscal 1995. The increased percentage of revenues generated by this division resulted from the Company's decision to focus its operations on opportunities in the Extended Care Services Division primarily as a result of certain acquisitions completed in 1996 and 1997. Through 1997, the Extended Care Services Division has not operated profitably overall. Consistent with the Company's efforts to reduce operating expenses and focus on profitable operations, the Company is closing or selling extended care operations in certain states because revenues have not been sufficient to achieve profitability, and is selectively reducing operating and general and administrative costs and consolidating or outsourcing billing and payroll functions. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the Extended Care Services Division can operate profitably in the future by effecting these improvements; however, there can be no assurance that the Company will be successful or achieve profitability in its Extended Care Services Division. The Company's strategic growth efforts are currently focused on its Correctional Services Division. The Company does not anticipate additional acquisitions in the Extended Care Services Division for the foreseeable future.

         The Company's Extended Care Services Division was formed in October 1993 to pursue opportunities to provide on-site care to nursing home residents and other patients needing less acute care. In November 1993, the Company acquired the assets of Atlanta-based ICH Services, L.L.C. (successor to HCI Services, Inc.), which provided behavioral health and other specialized medical services to residents of extended care facilities, such as nursing homes, skilled nursing facilities and assisted living facilities. In the fourth quarter of fiscal 1997, the Company decided to dispose of the Florida and North Carolina operations which were a core part of the HCI acquisition. See Note 6 of Notes to the Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The focus of the Company's on-site medical and behavioral healthcare service programs is to arrange for the provision of clinically-appropriate cost-effective care to residents of extended care facilities. The aim of the programs is to maximize the level of functioning and improve the quality of life of residents, as well as decrease the frequency and duration of in-patient treatment.

         The market for specialized medical and behavioral healthcare services for residents of extended care facilities has benefited from adoption of the Omnibus Budget Reconciliation Act ("OBRA") by the Federal government in 1987 (as amended in 1989, 1992 and 1996). OBRA mandated that all long-term care facilities make mental health and other specialized medical services, such as dental, podiatry and optometry, available to their residents in order for the facility to continue to be certified for Medicare and Medicaid. OBRA also created the requirement for Pre-Admission Screening and Annual Resident Review ("PASARR") of nursing home residents to evaluate their physical and mental health prior to admission and annually thereafter. The 1996 OBRA amendments repealed the annual review of mentally ill and mentally retarded residents of nursing facilities but required such facilities to promptly notify appropriate state authorities after a significant change in the physical or mental condition of a resident who is mentally ill or mentally retarded and mandated that an assessment review be conducted of the resident after such notification.

         In 1994, the Extended Care Services Division began providing mental health services to Medicaid patients residing in nursing homes in the State of Georgia under a contract pursuant to the PASARR Program which, through annual renewals, continues in effect. This program was created by the State of Georgia to provide a way for extended care facilities to comply with the OBRA mandate. The contract with the State of Georgia expires in June 1998. The Company continues to provide services and earn revenues under this program. However, there can be no assurance that the Company will be successful in its efforts to secure a follow on contract award. This contract represented 17% of the Company's net revenues for fiscal 1997. As of September 30, 1997, the Company provided services under Georgia's PASARR program to approximately 2,400 residents in 317 nursing homes.

         In fiscal years 1995 through 1997 the Company pursued a growth strategy, primarily through acquisitions, to increase its market share and net revenues in its Extended Care Services Division. By the end of fiscal 1997, the Company reevaluated this strategy in light of continuing overall losses in the Extended Care Services Division, lack of capital resources to support further growth and better alternative growth opportunities in the Correctional Services Division. Following such evaluation, the Company has determined to focus its growth efforts on its Correctional Services Division. The Company does not anticipate additional acquisitions in its Extended Care Services Division for the foreseeable future.

         In 1995, 1996 and 1997, the Company completed several acquisitions in the Extended Care Services Division which are described below.

         Acquisition of SCC/Subsequent Determination to Discontinue Operations. In July 1995, the Company's Extended Care Services Division acquired certain assets of Supportive Counseling Care

("SCC"). SCC, based in Manhattan Beach, California, is a professional corporation which provided behavioral healthcare services to residents of approximately 50 extended care facilities. As consideration for the acquired assets, the Company paid $500,000 in cash and notes. The Company's Extended Care Services Division also entered into a 40-year management contract to provide administrative services to SCC.

         In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. Certain equipment was transferred to other offices in the Company. All other SCC assets were written off as of September 30, 1996. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Acquisition of Clinic Operations in Massachusetts (MHM Counseling Services). In December 1995, the Company's Extended Care Services Division acquired the operations of several behavioral health clinics located in the metropolitan Boston, Massachusetts area from National Mentor, Inc. As consideration for the acquired assets, the Company paid $150,000 in cash and agreed to pay $338,000 in 36 equal monthly installments. At acquisition, the main clinic in Charlestown, Massachusetts, and the one satellite clinic in Taunton, Massachusetts, employed approximately 70 behavioral health professionals, and provided clinical behavioral healthcare services to approximately 1,400 patients. The Company changed the name of the clinics to MHM Counseling Services. MHM Counseling Services offers diverse programs designed to meet the needs of often overlooked and underserved populations: school children, the mentally impaired and physically disabled, those with chronic medical illnesses, and older adults. Services can be obtained at a number of convenient clinic sites across Massachusetts as well as in home-based and outreach locations, including public schools, nursing homes, vocational centers, day treatment centers, assisted living facilities, group homes, rehabilitation hospitals, dialysis centers, and workshops for the developmentally delayed. The clinics provide scheduling, administration, billing and marketing services.

         Acquisition of Extended Care Operations in Massachusetts (Liberty Bay). Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Liberty Bay, a wholly-owned subsidiary of Liberty Management, provided behavioral healthcare services on a contract basis to residents of approximately 60 extended care facilities in Massachusetts at the date of acquisition. The Company combined these operations with MHM Counseling Services operating under the name "MHM/Bay Colony Counseling Services". See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The purchase price was primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The agreement for the acquisition of Liberty Bay Colony provides for additional consideration based on cash flows. Amounts payable are calculated annually for a five-year period at twenty percent of the aggregate cash flows from all contracts (net of expenses). The agreement stipulates limitations on the amount of bad debt expense and regional overhead which may be charged against cash flow. The agreement also stipulates that the calculation will be made on a contract by contract basis with no adjustment for contracts in a loss position, except that in the first annual earnout period a one time adjustment to regional overhead is made for losses on fifteen specific contracts. The Company currently estimates that it will be required to make annual earn out payments of approximately $70,000. However, the actual amount to be paid will depend upon actual cash flows and may vary significantly from the Company's current estimate.

         Acquisition of Extended Care Operations of Apogee - Effective March 31, 1997, the Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities.

         As consideration for the purchase, the Company paid $100,000 in cash, issued a three-year promissory note in the principal amount of $125,000 and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments at an interest rate of 7% payable quarterly (except for the first six months which is payable on September 30, 1997) and annual principal payments over a three year period. The agreement for the acquisition of Apogee provides for additional consideration based on net cash collected as defined in the Apogee purchase agreement. The annual earnout is payable for a five year period based on 20% of net cash collected. Net cash collected as defined in the agreement means the actual cash collected reduced for directly related expenses but not including bad debt allowances, corporate overhead, amortization of purchase price and depreciation expenses. The Company incurred a loss from these operations for the period of operation from April 1, 1997 to September 30, 1997 and accordingly estimates that no amount of additional consideration will be due for the first year. The Company currently estimates that it will be required to pay approximately $50,000 for each subsequent year in the five-year period. However, the actual amount to be paid will depend upon actual future cash flow and may vary significantly from the Company's current estimate.

         Operations of the Extended Care Services Division. In general, the Company's extended care services are provided under annual contracts with extended care facilities, which are typically cancelable upon thirty days notice. The Company schedules provider visits to the facilities and handles billing and administration. The Company's professionals visit the facilities either on an as-needed basis or at regularly scheduled intervals. The obligations of the facility are generally limited to providing space in the facility for the Company's professionals to meet with residents and assisting the Company in locating residents who may need care. The Company's Extended Care Services Division does not receive any compensation from the facility. The services provided by the Company's professionals are provided only as needed by the residents. The residents are not required by the facility or the Company to utilize the Company's professionals.

         The healthcare professionals providing services under the Company's programs are either employees of the Company or render their services on an independent contract basis pursuant to annual agreements with the Company, which typically are renewed automatically on an annual basis and cancelable by the Company upon 60 days notice.

         As of December 15, 1997, the Extended Care Services Division (including the Georgia PASARR contract) had contracts to arrange for professionals (employed by or under contract with the Company) to provide mental health services to residents of 870 extended care facilities in the following states:


             State               Number of Facilities
             -----               --------------------

             Georgia                       442
             Delaware                        3
             Massachusetts                 126
             New Jersey                      6
             Pennsylvania                  157
             Tennessee                     136
                                           ---

             Total                         870


         The Extended Care Services Division competes with national, regional and local companies which provide services to residents of extended care facilities in a manner similar to that of the Company. In addition, the Company competes with community-based acute care hospitals which operate programs to serve the needs of residents of extended care facilities, as well as national hospital chains which have targeted this market for expansion. The Company also competes with regional and local behavioral healthcare and other medical professionals (and their affiliated professional corporations) which provide services in extended care facilities. Many of the Company's competitors are larger and have greater financial and other resources than the Company. The Company believes that competition in this business is primarily on the basis of quality, range of services and availability of professionals.

         The business of the Extended Care Services Division is affected by federal, state and local laws and regulations concerning, among other matters, professional licensure and reimbursement. Licensing, reimbursement and other applicable regulations vary by jurisdiction and are subject to change. The Company is not able to predict the impact of future changes in regulations affecting the industry. Certain of the services provided by the Company's professionals to residents of extended care facilities are reimbursed under the Medicare and/or Medicaid programs. Accordingly, certain of the Company's relationships and arrangements are subject to compliance with the Medicare and Medicaid Fraud and Abuse Statute described above. As mentioned, this statute sets forth certain specific exceptions to the general prohibition of individuals or entities participating in the Medicare or Medicaid programs from knowingly and willfully offering, paying or soliciting or receiving payment in order to induce referrals for items or services reimbursed under those programs, and authorizes the Department of Health and Human Services to promulgate, by regulation, additional payment practices (known as "safe harbors") which will be immune from prosecution. In 1991, regulations were issued creating certain "safe harbors" for relationships between healthcare providers and referral sources. Any relationship that satisfies the terms of a safe harbor is protected from criminal prosecution and civil sanctions. However, failure to satisfy the requirements of a safe harbor condition does not necessarily mean that the relationship is prohibited; rather, the failure to fit within a safe harbor means the arrangement is not immune from scrutiny and the possibility of prosecution and sanctions. The Company believes that its relationships comply with the Fraud and Abuse Statute as well as all other state and federal statutes and regulations restricting patient referrals.

         Most of the Company's Extended Care Services Division's revenues are generated through fees paid under Medicare insurance arrangements. The Medicare benefit has a co-insurance allowable feature which is paid according to a set fee schedule, plus a "co-insurance" amount which is typically the patient's responsibility. The co-insurance amount is currently 20% of the allowable for the services. In many states, this co-payment is covered by the Medicaid program for eligible individuals, up to the amount stipulated by the Medicare fee schedule. In the Balanced Budget Act of 1997, Congress increased the states' flexibility in determining how much to pay for these co-payments. Payment levels can now be determined by the states' Medicaid Program which could be lower than the Medicare fee schedule. Although it is unclear when these provisions will take effect, should states decide to lower their co-pay reimbursement levels, there would be a material adverse effect on the Company's future Extended Care Services Division revenues.

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

         In certain states, the employment of psychiatrists, psychologists, other mental healthcare professionals and other medical professionals by business corporations is a permissible practice. However, many states, including some states in which the Company operates, prohibit or otherwise limit business corporations, such as the Company, from providing behavioral health and other medical services through the direct employment of psychiatrists, psychologists and other professionals. In such states, the Company contracts with professional corporations owned by such professionals, and arranges for the provision of such services. The Company believes that the operations of the Extended Care Services Division are structured in compliance with such rules.

CORRECTIONAL SERVICES DIVISION

         In fiscal 1997, the Company became aware of opportunities to provide specialized healthcare services to correctional facilities and formed the MHM Correctional Services Division to pursue opportunities in this market niche. In February 1997, the Company began to provide dental services under a contract with Prison Health Services, Inc. ("PHS") to the 5,000 inmates in the Delaware correctional system. This contract is for a one-year term and is renewable annually at the option of PHS. In June 1997, the Tennessee Department of Corrections awarded the Company a three-year contract to provide statewide mental health services to the Tennessee prison system, consisting of approximately 12,000 inmates in 22 facilities, for compensation on a per capita basis. The Company began to provide services under this contract on July 1, 1997. In September 1997, the Georgia Department of Corrections awarded the Company a contract with the initial term being the remaining nine months of the Department's fiscal year, with four additional one year extensions at the option of the State of Georgia, to provide statewide mental health services to the Georgia correctional system, consisting of approximately 37,000 inmates in 40 facilities for compensation on a per capita basis. The Company began to provide services under this contract on October 1, 1997.

         The Georgia and Tennessee correctional contracts make the Company one of the largest providers of mental health services to inmates in the United States. The Company is actively pursuing other correctional contract opportunities. Proposals are submitted pursuant to a competitive bid process, and there can be no assurance that the Correctional Services Division will win other contracts. Net revenues from the Correctional Services Division approximated 3% of the Company's total net revenues for fiscal 1997. However, such net revenues do not include any revenues from the Company's contract with the State of Georgia and only three months of revenues from the contract with the State of Tennessee. Total annual revenues of the Company's three correctional contracts are estimated to be $10.4 Million.

         The Company believes that there are significant opportunities to grow the Correctional Services Division based on the size of the market, federal and state mandates for mental health services to prisoners and the increasing trend for states to outsource mental health services. Accordingly, the Company has decided to focus its growth efforts on this division. Approximately 30% of current inmate healthcare spending in the United States is provided by private contractors. Privatization of inmate healthcare services continues to increase due to growing acceptance, success of privatization efforts and recognition that managed care practices are applicable in correctional system settings. In the past, many states have hired psychologists and other mental health workers on a contract basis to provide these same services to their inmates. However, the Internal Revenue Service has recently been threatening to impose payroll tax requirements on some states which has accelerated the trend to outsource such services.

         The Company believes that there are several advantages to providing health care services on a capitation basis including lack of billing/collection costs, more immediate cash flow, fewer bad debts, less government regulations and fewer compliance issues. At the same time, there are financial risks associated with entering into capitated arrangements for health care. These include penetration levels (number of patients treated as a percentage of the total population), increasing costs and usage of psychotropic medications, including the introduction of new or improved and more costly medications, and the availability and cost of labor. If the Company were unable to cover the costs of these capitated contracts within the agreed upon capitation rates, significant losses could be incurred. There are also risks unique to providing health care services in a correctional setting including psychotropic drug use and abuse and the high degree of litigation which is often present in a correctional system.

         As a result of the Company's continued negative operating results, lack of cash and availability of capital and a November 1997 unfavorable judgment in the MEDIQ litigation (See Item 3 - Legal Proceedings), the Company has been experiencing severe difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. The report of the Company's independent auditors on the Company's consolidated financial statements as of and for the year ended September 30, 1997, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, restructure the MEDIQ debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition or that the November 1997 unfavorable judgment against the Company in the MEDIQ litigation will not result in the Company's filing for reorganization under Chapter 11 of the bankruptcy laws.


EMPLOYEES

         As of December 15, 1997, the Company had 158 full-time employees and 87 part-time employees engaged in the operations of the Extended Care Services Division and 41 full-time employees in the Correctional Services Division and 60 full-time employees and 6 part-time employees engaged in the operations of the Mountain Crest freestanding facility. In addition, as of such date, the Company had 11 employees engaged in corporate and administrative operations. In an effort to help reduce costs, since June 30, 1996, the Company leased its employees under a contract with Administaff Companies, Inc. ("Administaff"). Under the contract, Administaff and the Company are each responsible for compliance with specified laws and for specified purposes but also are considered co-employers for certain other purposes. The Company pays Administaff a fee based upon a percentage of the Company's gross payroll. The Company and Administaff agreed to terminate their contract as of January 31, 1998. All employees covered by the Administaff arrangement will become legal employees of the Company effective as of that date.

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

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements based on management's current plans and expectations relating to the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, lack of adequate cash flow to continue to fund ongoing operations, retire debt obligations as they become due, pay the MEDIQ
Note if the Company's efforts to overturn the MEDIQ judgment are unsuccessful, the amount and timing of receipt of third party payor settlements, government reimbursement, risks associated with industry consolidation and acquisitions and competition.


ITEM 2.  PROPERTIES

         The Company's executive offices are located in Vienna, Virginia pursuant to a lease expiring in December 1998. Pursuant to such lease, the Company pays annual rent of approximately $23 per square foot on approximately 6,600 square feet, with annual increases in an amount equal to 3% of the prior year's base rent. In connection with the operation of its Extended Care Services and Correctional Services Divisions, the Company maintains five regional offices which requires an annual lease commitment of approximately $250,000 per year. These leases expire from 1999 to 2004. Mountain Crest Hospital is operated pursuant to a sublease expiring in 2000 and requires base rental payments of $20,000 monthly and additional rent equal to 6.5% of the net revenues of the facility and 50% of the facility's excess cash flows (as defined in the lease agreement). The Company believes that its facilities are adequate to carry on its business as currently conducted.

ITEM 3.  LEGAL PROCEEDINGS

         In connection with the spin off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year $11.5 million note for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest.

         The Company made the required payments under the note through January 1997. On February 10, 1997, the Company filed a complaint in Superior Court of New Jersey, Law Division against MEDIQ alleging that the MEDIQ note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ note, the MEDIQ note lacks consideration, the MEDIQ note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company asked the Court to declare the MEDIQ note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. The Company received notice from MEDIQ by letter dated February 11, 1997, stating that as a result of the Company's withholding of the February installment due under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ note.

         On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ and as a result, judgment has been entered in MEDIQ's favor for the full principal balance and related accrued interest of $11,259,000 and other expenses of $357,000. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company has filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also has filed a motion in the Appellate Division seeking summary reversal of the Court's action. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications have been limited to date. If the Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which is not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws.

         On December 24, 1997, MEDIQ filed a lawsuit in the Superior Court for the State of Delaware against Michael Pinkert, the Chief Executive Officer and Chairman of the Board of the Company, alleging, among other things, breach of fiduciary duty to MEDIQ and demanding judgment in an unspecified amount in excess of $100,000, plus prejudgment interest, attorneys' fees and costs. Mr. Pinkert denies the allegations and intends to vigorously defend the action. The Company's Certificate of Incorporation provides directors and officers of the Company with certain rights of indemnification for amounts paid in connection with pending or threatened actions filed against such persons by reason on acting in such capacities. Such indemnification is payable upon a determination by the Company's Board of Directors that such person has met the standard for indemnification. The Company's Board of Directors has not yet considered whether Mr. Pinkert is entitled to indemnification in connection with the MEDIQ lawsuit filed in Delaware and accordingly, it is not possible to predict whether the Company will be obligated to incur expenses as a result of the lawsuit.

         In December 1997, the former President and majority stockholder of Supportive Counseling Care ("SCC") filed a lawsuit against the Company alleging, among other things, breach of employment contract, employment discrimination, discrimination under the American With Disabilities Act and wrongful termination, and seeking unspecified general and compensatory damages, interest, unspecified punitive damages, attorneys' fees and costs and a declaratory judgment. The Company is currently in the process of evaluating the merits of this lawsuit.

         The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation other than described above,, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1997.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
        MATTERS

MARKET INFORMATION

         The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, par value $.01 per share (the "Common Stock"), as listed on the American Stock Exchange ("AMEX").

                                     High                Low
                                     ----                ---

Year ended September 30, 1997:
         First Quarter              $1.063             $.375
         Second Quarter               .813              .125
         Third Quarter                .938              .625
         Fourth Quarter              1.875              .875

Year ended September 30, 1996:
         First Quarter              $3.750            $1.750
         Second Quarter              2.625             1.000
         Third Quarter               1.875             1.250
         Fourth Quarter              1.500              .750

         Because of the Company's financial condition and operating results, on November 26, 1997, the Company received notification from the AMEX that the Company's common stock will be delisted due to the Company's continuing failure to meet the AMEX listing guidelines and the acceleration of the MEDIQ Note. Although the Company has appealed the delisting, there can be no assurance that the Company will be able to forestall the delisting of the Common Stock by AMEX. Further, given the Company's financial condition, it is unlikely that the Company could satisfy the standards for listing on another exchange or Nasdaq. The delisting of the Common Stock by AMEX would adversely affect the price of the Company's Common Stock and the ability of the Company's stockholders to sell their shares.

COMMON STOCKHOLDERS

         As of December 30, 1997, there were approximately 1,555 holders of record of the Company's Common Stock.

DIVIDENDS

         The Company has never declared or paid any cash dividends and does not expect to pay cash dividends for the foreseeable future. The declaration of dividends in the future will at all times be subject to the sole discretion of the Company's Board of Directors, and will depend upon the operating results, capital requirements and financial position, general economic conditions and other pertinent conditions or restrictions relating to any future financing.

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

STATEMENT OF OPERATIONS DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                       Year Ended September 30,
                                            ---------------------------------------------------------------------------
                                               1997            1996            1995(1)         1994(1)         1993
                                            ----------      ----------      -----------     -----------     -----------

Net revenues                                $   20,851      $   34,670      $    41,109      $   48,286      $   46,667

Costs and expenses:
    Operating                                   14,875          25,765           28,918          33,895          31,760
    General and administrative                   5,760           9,718           10,085          10,644           8,448
    Provision for bad debts                      3,467           6,320            4,467           2,009           1,444
    Depreciation and amortization                  369           1,034            1,603           1,617           1,826
    Loss - sale of freestanding                     --           4,440               --              --              --
    facilities (2)
    Writedown of long-term assets (3)              696             461            2,228              --              --
    Restructuring charges (4)                       --              --               --             966              --
    Management fees - MEDIQ (6)                     --              --               --              --           1,111
Other (credits) charges:
    Equity in earnings of Joint Venture             --              --             (835)           (292)             --
    Gain on sale of Joint Venture                   --              --           (3,542)             --              --
    Interest expense - MEDIQ                     1,042           1,097            1,171             932             834
    Interest expense - other                        93             290              366             389             328
    Other (income) expense-net (5)                (662)           (233)            (223)            (33)            (50)
                                            ----------      ----------      -----------     -----------     -----------
Income (loss) before income tax
    expense (benefit), extraordinary item
    and cumulative effect of a change in
    accounting principle                        (4,789)        (14,222)          (3,129)         (1,841)            966
Income tax (benefit) expense                        --            (308)             894            (525)            451
Extraordinary item (7)                              --            (463)             --               --              --
Cumulative effect of a change in
    accounting principle (8)                        --              --               --            (732)             --
                                            ----------      ----------      -----------     -----------     -----------
Net (loss) income                           $   (4,789)     $  (14,377)     $    (4,023)    $   ( 2,048)    $       515
                                            ==========      ==========      ===========     ===========     ===========

(Loss) earnings per share                   $    (1.40)     $    (4.34)     $     (1.22)    $      (.63)    $       .17
                                            ==========      ==========      ===========     ===========     ===========

Weighted average shares outstanding              3,411           3,310            3,310           3,267           2,980
                                            ==========      ==========      ===========     ===========     ===========

BALANCE SHEET DATA

                                                                               September 30,
                                             ----------------------------------------------------------------------------------
                                                      1997            1996         1995(1)         1994(1)            1993
                                                                            (in thousands)
Working capital                                  $ (11,158)         $ 2,566       $  5,923        $    485        $  7,377
Total assets                                         11,414          15,669         30,283          41,900          37,364
Long term debt, less current maturities               1,456             257          2,422             716           4,532
Due to MEDIQ, less current maturities (9)                --           9,967         10,733          11,500          11,500
Stockholders' (deficit) equity                       (8,270)         (3,582)        10,795          14,818          15,546

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

(3) In the fourth quarter of 1997, the Company decided to dispose of the Florida and North Carolina operations of its Extended Care Services Division and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that goodwill relating to the acquisition of HCI was permanently impaired and wrote it down to estimated value resulting in a charge of $696,000. In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of SCC including property, plant and equipment and goodwill resulting in a charge of $461,000. In the fourth quarter of 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities, was impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to estimated fair value, resulting in a charge of $2,228,000.

(4) In connection with the commencement of the Joint Venture, the Company recorded a restructuring charge of $966,000 related to the downsizing of its corporate activities.

(5) In May 1997, the Supreme Court of Delaware upheld a lower court award of $459,000 to the Company from Horizon relating to the rights of the Company to receive certain cash flows as part of the sale of its interest in the joint venture to Horizon resulting in additional income in fiscal 1997.

(6) These management fees represent primarily an allocation of MEDIQ's claimed overhead, as well as claimed costs to provide services to the Company. In anticipation of the August 1993 distribution of the Company's stock to MEDIQ's stockholders, MEDIQ discontinued charging management fees to the Company effective April 1, 1993. The Company had continued to obtain certain services from MEDIQ pursuant to a services agreement which terminated in 1996. Fees for services rendered by MEDIQ were $30,000, $38,000 and $140,000 in 1997, 1996 and 1995, respectively, and were included in general and administrative expenses.

(7) The Company recorded an extraordinary item in the amount of $463,000 consisting primarily of costs related to the early retirement of the Company's long-term debt and the write-off of associated loan acquisition costs.

(8) This amount represents the cumulative effect of a change in the Company's method of accounting for certain preopening costs and certain costs incurred in securing management contracts.


(9) The Company's long term debt obligations to MEDIQ were reclassified as a current liability in 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements, and notes thereto, included elsewhere in this report.

GENERAL

         The Company made significant changes in its operations in 1995, 1996 and 1997, including the sale of six of the Company's seven freestanding behavioral healthcare facilities (see "Recent Developments"), so that the Company could focus on its Extended Care Services Division and Correctional Services Division. The Extended Care Services Division, which commenced operations in the Fall of 1993 has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division and has made recent changes designed to improve its profitability and cash flow. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contract awards in this growing industry. In fiscal 1997, the Company further refined its strategy to achieve profitability. The Company is closing or selling extended care operations in certain states because revenues have not been sufficient to achieve profitability, and selectively reducing operating and general and administrative costs and consolidating or outsourcing billing and payroll functions. The Company's strategic growth efforts are currently focused on its Correctional Services Division. The Company does not anticipate additional acquisitions in its Extended Care Services Division for the foreseeable future.

         As a result of the Company's continuing negative operating results, increases in accounts receivable and other factors, the Company has continued to experience difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. At September 30, 1997, the Company's current liabilities exceeded its current assets by $11,158,000. The Company's working capital deficit is primarily due to the classification of the MEDIQ Note as a current liability. On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ and as a result, judgment has been entered in MEDIQ's favor for the full principal balance of the MEDIQ Note and related accrued interest of $11,259,000 and other expenses of $357,000. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company has filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also has filed a motion in the Appellate Division seeking summary reversal of the Court's action. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications have been limited to date. If the Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which is not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws.

         The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1997, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, restructure the MEDIQ obligation, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition or that the November 1997 unfavorable judgment against the Company in the MEDIQ litigation will not result in the Company's filing for reorganization under Chapter 11 of the bankruptcy laws.

RECENT DEVELOPMENTS

         The Company incurred aggregate net losses of $23,189,000 for the three years ended September 30, 1997, and had a stockholders' deficit of $8,270,000 as of September 30, 1997. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. At September 30, 1997, current liabilities exceeded current assets by $11,158,000, primarily due to the MEDIQ obligation, which is discussed in detail below. See
Note 2 of Notes to Consolidated Financial Statements. The report of the independent auditors for the fiscal year ended September 30, 1997 includes an explanatory paragraph which states that such conditions raise substantial doubt about the Company's ability to continue as a growing concern.

         OPERATING STRATEGY. Historically, the Company's principal business was the operation of freestanding behavioral health-care facilities and the management of behavioral health-care programs under contracts with acute care hospitals. The market for behavioral heath-care has undergone dramatic changes in recent years, resulting in pressure on providers to reduce costs and lower utilization of in-patient care and reimbursement rates.

         In response to these market changes and their adverse impact on the Company's operating results, the Company has changed its business dramatically in recent years. In 1996, the Company sold six of its seven freestanding behavioral health facilities, which had generated approximately 51% of net revenues for fiscal 1996, deciding to focus on the growth of its Extended Care Services Division. The Company continues to own one freestanding behavioral health facility (Mountain Crest), which continues to generate operating cash flow. The Company currently leases the real estate on which the

Mountain Crest facility is located but is seeking financing to purchase the land and building. There can be no assurance that the Company will be successful in locating an acceptable source of financing for this transaction.

         In fiscal 1996, the Company determined that it would focus its operating strategy on growth opportunities in its Extended Care Services Division and other specialty on-site health-care services. During fiscal 1997, the Company made several acquisitions in its Extended Care Services Division. See Note 5 of Notes to Consolidated Financial Statements. However, based upon the Company's liquidity and capital resources, there can be no assurance the Company will have sufficient resources to be able to continue to expand this division. Through 1997, the Extended Care Services Division has not operated profitably overall. Consistent with the Company's efforts to reduce operating expenses and focus on profitable operations, the Company is closing or selling extended care operations in certain states where revenues have not been sufficient to operate on a profitable scale, and is selectively reducing operating and general and administrative costs and consolidating or outsourcing billing and payroll functions. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company believes that the Extended Care Services Division can operate profitably in the future by effecting these improvements; however, there can be no assurance that the Company will be successful or achieve profitability in its Extended Care Services Division. The Company does not anticipate additional acquisitions in the Extended Care Services Division in the foreseeable future.

         In fiscal 1997, the Company further refined its operating strategy by forming a Correctional Services Division to provide specialized health services to inmates in correctional facilities. In fiscal 1997, the Company was awarded capitated contracts with the States of Tennessee and Georgia to provide mental health services to inmates in their state correctional facilities. The Company began performing under these contracts on July 1, 1997 (Tennessee) and October 1, 1997 (Georgia). The Company intends to pursue additional contract opportunities in the correctional service area, although there can be no assurance that it will have sufficient resources to do so.

         In a continuing effort to improve the Company's financial condition and operating results for both the immediate future and the longer term, the Company continues to seek to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, restructure the MEDIQ obligation, raise additional capital and improve its cash flows. There can be no assurance the Company's efforts will result in positive effects on the Company's results of operations or financial condition.

         SOURCES OF FINANCING. The Company continues to seek sources of financing to fund operating costs and expenses. Effective March 11, 1997, the Company's subsidiary, MHM Extended Care Services, Inc., obtained a revolving credit facility in an amount up to $4,000,000. The amount eligible for borrowings on the credit facility is limited based on the amount of the Company's qualified accounts receivable. In October 1997, the Company borrowed $500,000 under a line of credit with NationsBank, N.A., which debt is guaranteed by certain officers and directors of the Company. The line of credit permits maximum borrowings by the Company of $500,000, and bears interest at a rate 1/4% below prime rate. As of December 31, 1997, the Company had drawn the full $500,000. See Note 17 of Notes to Consolidated Financial Statements. As of September 30, 1997, the Company had cash and cash equivalents available of $195,000. The Company has continued to experience significant negative cash flow from operations. Although the

Company continues to seek additional sources of debt and equity financing, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its obligation to MEDIQ. See "Liquidity and Capital Resources."

         ACQUISITIONS. Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities. As consideration for the purchase, the Company paid $100,000 in cash, issued a three-year promissory note in the principal amount of $125,000 and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments on September 30, 1997 for the first two quarters and quarterly thereafter at an annual interest rate of 7% and annual principal payments in the amount of approximately $41,668. The agreement for the acquisition of Apogee provides for additional consideration based on net cash collected as defined in the Apogee purchase agreement. The annual earnout is payable for a five year period based on 20% of net cash collected. Net cash collected as defined in the agreement means the actual cash collected reduced for directly related expenses but not including bad debt allowances, corporate overhead, amortization of purchase price and depreciation expenses. The Company incurred a loss from these operations for the period of operations from April 1, 1997 to September 30, 1997 and accordingly estimates that no amount of additional consideration will be due for the first year. The Company currently estimates that it will be required to pay approximately $50,000 for each subsequent year in the five-year period. However, the actual amount to be paid will depend upon actual future cash flow and may vary significantly from the Company's current estimate.

         Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constitute Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has integrated these operations under the name "MHM/Bay Colony Counseling Services." As a result of this acquisition and the continued development of MHM/Bay Colony Counseling Services, as of September 30, 1997, the Company served approximately 90 extended care facilities in Massachusetts.

         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The purchase price was primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of nine percent and the payment of the principal amount in one installment on December 1, 1999. The agreement for the acquisition of Liberty Bay Colony provides for additional consideration based on cash flows. Amounts payable are calculated annually for a five year period at twenty percent of the aggregate cash flows from all contracts (net of expenses). The agreement stipulates limitations on the amount of bad debt expense and regional overhead which may be charged against cash flow. The agreement also stipulates that the calculation will be made on a contract by contract basis with no adjustment for contracts in a loss position, except that in the first annual earnout period a one-time adjustment to regional overhead is made for losses on fifteen specific contracts. The Company currently estimates that it will be required to make annual earnout payments under the contract of approximately $70,000. However, the actual amount to be paid will depend upon actual future cash flow and may vary significantly from the Company's current estimate.

OVERVIEW OF REVENUE SOURCES

         In the Extended Care Services Division, the Company is paid primarily by third-party payors based on established contractual rates. In certain instances, the Company also is paid by the patient for all or a portion of the services. The Company recognizes net revenues from extended care services at the estimated net realizable amounts from third-party payors, principally state and federal health insurers (including Medicare and Medicaid) and to a lesser extent patients, less amounts payable to professionals for the provision of such services. Estimated amounts recognized by the Company are reconciled at the time the payment for the services provided is actually received.

         The Company's Extended Care Services Division generates revenues from administrative services for physicians and other healthcare professionals providing care to residents of extended care facilities. Such revenues represented approximately 66%, 33% and 14% of total net revenues in 1997, 1996 and 1995, respectively. The increased revenues resulted from the Company's decision to focus its operations on opportunities in the Extended Care Services Division primarily as a result of certain acquisitions in 1996 and 1997.

         The Company's Correctional Services Division generates revenues from the provision of specialty health care services to the inmates of correctional systems primarily at capitated rates based on inmate census. These revenues represented approximately 3% of total 1997 net revenues. In two of the three contracts in the Correctional Services Division, the Company is paid by the state on a monthly basis at contractually agreed-upon rates applied to the number of inmates in the prison system during the period. Net revenues in this division are reported on an accrual basis at the capitated rate applied to the number of inmates.

         In the Hospital Division, at the Mountain Crest facility, the Company is paid at a fixed-rate for services provided based on the allowable cost of such services. Such payments are generally made by third-party payors, principally Medicare, but also including Medicaid and other health-care insurers. The Company has agreements with third-party payors that provide for payments for patient services at amounts which differ from its established rates. For Medicare, the Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed costs reports for the six freestanding facilities sold in 1996. The Company continues to file cost reports for its Mountain Crest facility.

         Patient service revenues from the Company's freestanding facilities were based on covered charges billed primarily to third party payors, including Medicare, Medicaid and other government-sponsored programs. These accounted for 31%, 67% and 86% of the Company's total net revenues in 1997, 1996 and 1995, respectively. Such revenues can be significantly affected by changes in utilization and reimbursement rates. Typically, payments from such payors are made at amounts less than the amounts charged, based on existing contractual relationships or reimbursement methodologies. The Company records net patient service revenues based upon expected reimbursement. Certain government-sponsored programs pay primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate, with final settlement generally determined several years after submission of fiscal year cost reports and audits thereof by the fiscal intermediary. Differences between amounts recorded as tentative settlements and final audited amounts are reflected as adjustments to contractual allowances in the year in which settlement is determined. The Company also receives patient service revenues under payment agreements with commercial insurance carriers, health maintenance organizations and preferred provider organizations.




RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship that components of the Company's results of operations bear to net revenues.

                                                                                 Year Ended September 30,
                                                                     -----------------------------------------------
                                                                       1997                 1996               1995
                                                                     ------               -------             ------

Net revenues                                                          100.0%                100.0%             100.0%
Costs and expenses:
    Operating                                                          71.4                  74.3               70.3
    General and administrative                                         27.7                  28.0               24.5
    Provision for bad debts                                            16.6                  18.2               10.9
    Depreciation and amortization                                       1.8                   3.0                3.9
    Loss on sale of freestanding facilities                              --                  12.8                 --
    Writedown of long-term assets                                       3.3                   1.3                 5.4
Other (credits) charges:
    Equity in earnings of Joint Venture                                  --                    --               (2.0)
    Gain on sale of Joint Venture                                        --                    --               (8.6)
    Interest expense - MEDIQ                                            5.0                   3.2                2.8
    Interest expense - other                                            .4                     .8                 .9
    Other (income) expense - net                                       (3.2)                  (.6)               (.5)
                                                                     ------               -------             ------
Loss before income taxes and extraordinary item                       (23.0)                (41.0)              (7.6)
Income tax (benefit) expense                                             --                   (.9)               2.2
                                                                     ------               -------             ------
Loss before extraordinary item                                        (23.0)                (40.1)              (9.8)
                                                                                                              ------
Extraordinary item - loss on early extinguishment of debt               --                   (1.3)                --
                                                                     ------               -------             ------
Net loss                                                              (23.0)%               (41.4)%             (9.8)%
                                                                     ======               =======             ======

Fiscal Year 1997 Compared to Fiscal Year 1996

         Net revenues for the year ended September 30, 1997, were $20,851,000 as compared to $34,670,000 for the prior year, a decrease of $13,819,000 or 40%, primarily reflecting the reduction in net revenues due to the 1996 sales of the Company's freestanding facilities. The Company sold Oakview Treatment Center on April 5, 1996 and sold five other freestanding facilities on May 31, 1996. The Company continues to operate one facility, the Mountain Crest facility. As a result, net revenues from freestanding facilities were $6,482,000 for 1997 compared to $23,255,000 for 1996. Net revenues from the Extended Care Services Division were $13,737,000 in 1997 as compared to $11,415,000 in 1996, an increase of 20%. This increase is due principally to the revenues recognized from two acquisitions made by the Company in its Extended Care Services
Division during fiscal 1996; Liberty Bay (December 1996) and Apogee (March
1997). In the fourth quarter of 1997, the Company decided to dispose of its extended care operations in Florida and North Carolina. As a result, approximately $595,000 of net revenues reported in 1997 will not continue in future years. Net revenues for 1997 also included $632,000 relating to the Correctional Services Division, which commenced operations in February 1997.

         Operating expenses for the year ended September 30, 1997, were $14,875,000, as compared to $25,765,000 in the prior year, a decrease of $10,890,000 or 42%. This decrease was attributable primarily to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset in part by increased costs in the Company's Extended Care Services Division and Correctional Services Division which commenced operations in fiscal 1997.

         General and administrative expenses for the year ended September 30, 1997, were $5,760,000 as compared to $9,718,000, a decrease of $3,958,000 or
41%. This decrease was attributable primarily to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset by increases in costs in the Company's Extended Care Services Division and Correctional Services Division.

         The provision for bad debts for 1997 decreased to $3,467,000 as compared to $6,320,000 for 1996. As a percentage of net revenues, bad debt expense was 17% in 1997 and 18% in 1996. The 1996 bad debt expense was high due to the provision for bad debts relating to SCC (See Fiscal Year 1996 Compared to Fiscal 1995). The 1997 bad debt expense was high due to reserves against receivables remaining from the sale of freestanding facilities and reserves against Extended Care Services Division receivables in the Company's Georgia billing office. In the fourth quarter of 1997, the Company shut down its Georgia billing office and intends to outsource all of its billing and collection efforts to minimize further bad debts.

         The Company continues to take steps to reduce the operating and general and administrative costs associated with its Extended Care Services Division, including consolidation and outsourcing of billing and payroll functions, closing certain regional offices and disposing of operations in North Carolina and Florida. However, there can be no assurance that these efforts will not impact revenue adversely or result in profitable operations.

         Depreciation and amortization decreased to $369,000 in 1997 from $1,034,000 in the prior year. This decrease of 64% was due to the sale of the freestanding facilities which had a much higher base of fixed assets than ongoing operations.

         Loss on sale of freestanding facilities were transactions occurring solely in 1996.

         Interest expense - other decreased in 1997 to $93,000 from $290,000 in 1996, a decrease of 68%. This decrease is primarily attributable to the retirement of debt relating to the freestanding facilities sold in 1996.

         Other income for 1997 increased by $429,000 due to the May 1997 award to the Company of certain cash flows due it from the sale of its interest in the joint venture to Horizon.

         The total net loss for 1997 was $4,789,000 as compared to a loss of $14,377,000 for 1996. The 1996 loss was higher than 1997 due to operating losses from the freestanding facilities through the date of sale and the loss from the sale of freestanding facilities.

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

         The provision for bad debts for 1996 increased to $6,320,000 as compared to $4,467,000 in the prior year. The increase in the provision for bad debts resulted primarily from the operations of SCC (acquired in July 1995) which are subject to Medicare reimbursement limits, with the remaining charges billed to the patients or other third party payors. In March 1996, the Company became aware that SCC's claims, as well as claims submitted by other industry providers in the region, for reimbursement under the Medicare program were being subjected to a pre-payment review process by the Medicare fiscal intermediary in Southern California commencing in April 1996. Under applicable Medicare rules, therefore, SCC was then required to include specified supporting documentation with its claims for reimbursement. After the commencement of this prepayment review, SCC received an increased number of denials and requests for additional information. In addition, SCC received notice of a proposed suspension of Medicare payments based upon a review of certain claims by such fiscal intermediary. Based upon the number of denials, the Company's assessment of available documentation and knowledge of, and experience with, the appeal process, the Company increased its provision for bad debts by approximately $1,000,000 in the third and fourth quarters of fiscal 1996. The allowance for doubtful accounts represents approximately 90% of the Company's net accounts receivable balance from SCC's operations as of September 30, 1996. In November 1996, the Company decided to discontinue the operations of SCC based upon SCC's continued operating losses and negative cash flow, resulting in part from significant delays in Medicare reimbursement. The Company shut down SCC's operations in early December 1996. The Company continues to pursue an appeal of the denied claims. However, there is no assurance that the Company will collect anything from these claims, and in fiscal 1997, the Company fully reserved the remaining balance of SCC receivables.

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

         In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of SCC including property, plant and equipment and intangibles resulting in a charge of $461,000. This compares to a write down of $2,228,000 in 1995, which related primarily to the assets of one of the freestanding behavioral health facilities which were reduced to estimated value based upon an independent appraisal.

         Interest expense for 1996 was $1,387,000, as compared to $1,537,000 in the prior year. The decrease is primarily attributable to the extinguishment of the working capital line of credit and paydown on the MEDIQ note.

         Pretax loss for 1996 before extraordinary item was $14,222,000 as compared to pretax loss of $3,129,000 in the prior year. The pretax loss for the current period included a loss of $4,440,000 related to the sale of the freestanding behavioral health facilities, increases in the bad debt provision related to SCC reimbursement denials of approximately $1,000,000 and write off of long-term assets of $461,000 related to the closing of SCC in December 1996. The prior period included a pretax gain of $3,542,000 on the sale of the Company's interest in the Joint Venture as well as earnings of $835,000 related to the

Joint Venture offset by the writedown of certain assets of the Company's freestanding behavioral facilities in the amount of $2,228,000. In addition, the increase in costs associated with expansion of the Extended Care Services Division, as well as the increased provision for bad debts, had an adverse impact on operating results for 1996.

         In 1996, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's long-term debt and the subsequent write off of associated loan acquisition costs.

MAJOR CUSTOMER

         The Company has two contracts with the State of Georgia. The Extended Care Services Division provides behavioral healthcare services to more than 2,000 Medicaid patients residing in nursing homes under the Pre-Admission Screening and Annual Resident Review (PASARR) contract with the State of Georgia. The PASSAR contract expires June, 1998. In the year ended September 30, 1997, the PASARR contract accounted for 17% of net revenues. MHM Correctional Services was awarded a multi-year contract (single year with four optional extension years) with the State of Georgia to provide mental health services to the inmates of the state's correctional facilities on a capitated basis. This contract begins on October 1, 1997. This contract is projected to provide approximately $8 million of annual revenue. Both of these contracts are subject to the procurement process of the State of Georgia, and there is no assurance as to the expectation of future revenues earned under these contracts.

IMPACT OF INFLATION

         Behavioral health programs are labor intensive. As wages and employee benefit costs increase during inflationary periods, and outside suppliers pass cost increases through to the Company, costs rise proportionately. The Company has implemented systems to monitor and control increases in expenses. Government-sponsored programs, including Medicare and Medicaid, which represent a substantial portion of the Company's revenues, and contractual arrangements with other third party payors, may limit the Company's ability to obtain corresponding revenue increases. Additionally, the Company's capitated contracts with the correctional systems of Georgia and Tennessee are subject to an inflation risk if psychotropic drug costs exceed the contracted increase in the capitation rate the Company receives.

YEAR 2000 ISSUES

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Specific application programs which the Company uses and which may be impacted by this problem include billing related software and the Company's accounting system. The Company has not yet evaluated the impact of the Year 2000 problem, and therefore there can be no assurance that this issue will not materially affect future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition. The Company plans to undertake an assessment of the Year 2000 issue during fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1997, the Company had cash and cash equivalents of $195,000, compared to $3,305,000 at September 30, 1996. The significant decrease in available cash is the result of the Company using cash to fund continued operating losses.

         Cash used in operating activities was $3,151,000 for 1997, as compared to $4,882,000 for the prior year. Cash was primarily used in 1997 to fund a significant increase of $5,000,000 in accounts receivable and estimated third party settlements and to fund the provision for bad debts of $3,467,000. The Company has continued to experience significant operating losses, and is continuing to seek opportunities to restructure its business to more profitable lines and to reduce operating expenses. The Company also used $647,000 of cash to fund investing activities, principally acquisitions in its Extended Care Services Division ($427,000).

         Net cash provided by financing activities in 1997 of $688,000 consisted primarily of borrowings under the line of credit extended to the Company's subsidiary by Healthcare Financial Partners. The Company does not presently anticipate significant capital expenditures during fiscal 1998.

         In March 1997, the Company's wholly owned subsidiary, MHM Extended Care Services, Inc., obtained a revolving credit facility in an amount up to $4,000,000. The amount eligible for borrowings on the credit facility is limited based on the amount of the Company's qualified accounts receivable. At September 30, 1997, the Company had outstanding borrowings of $1,122,000 which was approximately equal to what the Company was eligible to borrow at that date. Borrowings under the line of credit bear interest at a rate of prime plus 2 and 1/4 percent (10.75% at September 30, 1997). Interest is payable monthly on outstanding borrowings and the line of credit expires in March, 1999. See Note 10 of Notes to Consolidated Financial Statements.

         In October 1997, the Company borrowed $500,000 under a line of credit with NationsBank, N.A., which debt is guaranteed by certain officers and directors of the Company. The line of credit permits maximum borrowings by the Company of $500,000, and bears interest at a rate 1/4% below prime rate. As of December 31, 1997, the Company had drawn the full $500,000. See Note 17 of Notes to Consolidated Financial Statements.

         As of September 30, 1997, the Company had cash and cash equivalents of $195,000. The Company has continued to experience significant negative cash flow from operations. Although the Company continues to seek additional sources of debt and equity financing, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its obligations to MEDIQ.

         On February 10, 1997, the Company filed a complaint in Superior Court of New Jersey - Law Division against MEDIQ Incorporated ("MEDIQ") alleging that the note that was executed in connection with the distribution of the Company's stock to MEDIQ's stockholders (the "MEDIQ Note") is invalid on the grounds that MEDIQ breached its fiduciary obligations to the Company in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. By letter dated February 11, 1997, the Company received notice from MEDIQ that, as a result of the Company's failure to make the February installment under the MEDIQ Note, MEDIQ accelerated all principal and interest due under the MEDIQ Note.

         On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ and as a result, judgment has been entered in MEDIQ's favor for the full principal balance and related accrued interest of $11,259,000 and other expenses of $357,000. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company has filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also has filed a motion in the Appellate Division seeking summary reversal of the Court's action. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications have been limited to date. If the Company is unable to obtain a stay from the Appellate Division, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which is not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws.

         Cash flows from operations are not sufficient to permit payment of the MEDIQ judgment or repayment of the MEDIQ Note. As of September 30, 1997, the Company's current liabilities exceeded its current assets by $11,158,000. At such date, current liabilities include $11,497,000 due to MEDIQ, representing the MEDIQ Note, accrued interest thereon and other accrued expenses related to the obligation. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1997, and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet its other obligations. MEDIQ has pledged the MEDIQ Note as collateral for certain of its indebtedness to a third party unaffiliated with MEDIQ or the Company. In the event of default by MEDIQ on such indebtedness, such third party would obtain all of MEDIQ's rights under the MEDIQ Note, including the right to the payment of principal and interest as and when due in accordance with the terms of the MEDIQ Note.

         As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third party payors, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. In an effort to improve this situation, the Company sold most of its freestanding facilities and is taking steps to reduce operating expense, attempting to raise additional capital, and working to improve its cash flows. See "Recent Developments." With respect to its efforts to reduce operating expenses, the Company recently decided to close extended care services provided in the States of North Carolina and Florida, and may close or sell additional operations in its Extended Care Services Division. The Company also recently closed a billing office in Georgia. See "Recent Developments." The Company's liquidity could also be improved by:
(i) the collection of additional outstanding receivables (ii) significant reductions in overhead; and (iii) obtaining additional capital and/or financing sources. However, to date the

Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. In the event that the Company is unable to enhance its liquidity, the Company may be required to renegotiate the terms of its financial obligations, significantly curtail its level of operations or otherwise significantly reduce operating expenses. The Company has had discussions with potential investors with the objective of raising additional capital. To date, such efforts have been unsuccessful. The Company believes that it will be unable to obtain additional capital without first obtaining modifications to its financial obligations to MEDIQ. If the Company is not successful in its appeal of the MEDIQ judgment or negotiating restructured terms with MEDIQ, it may be forced to file for reorganization under Chapter 11 of the bankruptcy laws.

         As described above, the Company had $195,000 of available cash at September 30, 1997, is fully drawn on its line of credit with Healthcare Financial Partners and also fully drawn on its line of credit with NationsBank. As discussed above, the Company intends to continue to pursue opportunities to reduce operating expenses, increase its profitable activities and obtain additional financing in an effort to improve its liquidity, financial condition and results of operations. However, there can be no assurance that the Company will be able to implement all or any of these strategies or, if implemented, that such strategies will be successful. The Company does not believe that it will be able to secure additional financing unless it is successful in obtaining significant modifications to its obligations to MEDIQ. The Company is currently not able to pay the MEDIQ judgment entered in November of 1997, or to post a bond to secure the judgment pending the Company's appeal. If the Company is not successful in obtaining modification of its obligations to MEDIQ and is not able to secure additional financing, the Company currently anticipates that it will be forced to file for reorganization under the bankruptcy laws.

         This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the MEDIQ litigation, the proposed business activities of the Company, and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continued operating losses, the risks associated with industry consolidation and acquisitions, the need to manage growth and the outcome of the MEDIQ litigation.

ITEM 8   FINANCIAL STATEMENTS

Independent Auditors' Report - 1997                       35

Independent Auditors' Report - 1996 and 1995              36

Consolidated Statements of Operations -
  Three Years Ended September 30, 1997                    37

Consolidated Balance sheets -
   September 30, 1997 and 1996                            38

Consolidated Statements of Stockholders' Deficit -
  Three Years Ended September 30, 1997                    39

Consolidated Statements of Cash Flows -
  Three Years Ended September 30, 1997                    40-41

Notes to Consolidated Financial Statements                42-65

Independent Auditors' Report

Board of Directors and Stockholders
MHM Services, Inc.:

We have audited the accompanying consolidated balance sheet of MHM Services, Inc. and subsidiaries as of September 30, 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audit. The accompanying consolidated financial statements of MHM Services, Inc. as of September 30, 1996 and 1995, were audited by other auditors whose report thereon dated December 30, 1996, expressed an unqualified opinion with an explanatory paragraph describing an uncertainty about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated net losses of $23,189,000 for the three years ended September 30, 1997, has a stockholders' deficit of $8,270,000 as of September 30, 1997 and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, as discussed in Note 2 to the consolidated financial statements. The Company is also involved in litigation regarding debt of approximately $12 million. A judgment has been entered against the Company for the full amount. The Company plans to file an appeal, however, if they do not prevail and the lender pursues collection, the Company may be required to file for reorganization under Chapter 11 of the bankruptcy laws (see
Note 10). Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

McLean, Virginia
November 26, 1997

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Stockholders
MHM Services, Inc.
Vienna, Virginia

We have audited the accompanying consolidated balance sheet of MHM Services, Inc. and subsidiaries as of September 30, 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period ended September 30, 1996. Our audits also included the financial statement schedule for the two years ended September 30, 1996 listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the two years ended September 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated net losses of $20,448,000 for three years ended September 30, 1996 and has a stockholders' deficiency of $3,582,000 as of September 30, 1996 and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Washington, D.C.
December 30, 1996

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 1997, 1996 and 1995

=======================================================================================================

                                                                  1997           1996            1995
------------------------------------------------------------------------------------------------------
Revenues:
     Net patient service revenue                      $     16,986,000     31,400,000      38,442,000
     Premium revenue                                         3,865,000      3,270,000       2,667,000
------------------------------------------------------------------------------------------------------

                                                            20,851,000     34,670,000      41,109,000
------------------------------------------------------------------------------------------------------

Costs and expenses:
     Operating                                              14,875,000     25,765,000      28,918,000
     General and administrative                              5,760,000      9,718,000      10,085,000
     Provision for bad debts                                 3,467,000      6,320,000       4,467,000
     Depreciation and amortization                             369,000      1,034,000       1,603,000
     Loss on sale of freestanding facilities (note 4)                -      4,440,000               -
     Writedown of long-term assets (note 6)                    696,000        461,000       2,228,000
     Other (credits) charges:
        Equity in earnings of Joint Venture (note 3)                 -              -       (835,000)
        Gain on sale of Joint Venture (note 3)                       -              -     (3,542,000)
        Interest expense - MEDIQ (note 13)                   1,042,000      1,097,000       1,171,000
        Interest expense - other                                93,000        290,000         366,000
        Other income - net (note 3)                           (662,000)      (233,000)       (223,000)
------------------------------------------------------------------------------------------------------

                                                            25,640,000     48,892,000      44,238,000
------------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary item             (4,789,000)   (14,222,000)     (3,129,000)
Income tax (benefit) expense (note 12)                               -       (308,000)        894,000
------------------------------------------------------------------------------------------------------

Loss before extraordinary item                              (4,789,000)   (13,914,000)     (4,023,000)

Extraordinary item - loss on early extinguishment
     of debt (note 10)                                               -       (463,000)              -
------------------------------------------------------------------------------------------------------

Net loss                                              $     (4,789,000)   (14,377,000)     (4,023,000)
------------------------------------------------------------------------------------------------------

Loss per share:
     Loss before extraordinary item                   $          (1.40)         (4.20)          (1.22)
     Extraordinary item                                              -           (.14)              -
------------------------------------------------------------------------------------------------------

Net loss                                              $          (1.40)         (4.34)          (1.22)
------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                          3,411,000      3,310,000       3,310,000
------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 1997 and 1996

==============================================================================================================================

ASSETS                                                                                                   1997            1996
------------------------------------------------------------------------------------------------------------------------------
Current assets:

      Cash and cash equivalents                                                              $        195,000       3,305,000
      Accounts receivable, less allowances of $5,514,000 and $4,404,000 in 1997 and 1996,
           respectively (note 10)                                                                   4,491,000       4,565,000
      Prepaid expenses                                                                                103,000         237,000
      Income taxes refundable                                                                               -         662,000
      Estimated third-party payor settlements (note 7)                                              1,910,000       2,616,000
      Other current assets                                                                            352,000         183,000
------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                7,051,000      11,568,000

Property, plant, and equipment, net (note 8)                                                          531,000         538,000
Restricted cash                                                                                       450,000         306,000
Notes receivable, net (note 4)                                                                      1,039,000       1,229,000
Other intangibles, net of accumulated amortization
      of $247,000 and $104,000 in 1997 and 1996, respectively                                         873,000         230,000
Deferred rent                                                                                         416,000         218,000
Other assets                                                                                          288,000         205,000
Goodwill, net of accumulated amortization of $297,000 and $188,000 in 1997 and 1996,
      respectively (notes 5 and 6)                                                                    766,000       1,375,000
------------------------------------------------------------------------------------------------------------------------------

                                                                                             $     11,414,000      15,669,000
==============================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
      Accounts payable                                                                       $        975,000         805,000
      Accrued payroll and related expenses                                                            908,000         583,000
      Accrued expenses - MEDIQ (note 13)                                                            1,019,000         321,000
      Estimated third-party payor settlements (note 7)                                              2,187,000       4,500,000
      Other accrued expenses (note 9)                                                               2,400,000       1,833,000
      Current maturities of long-term debt (note 10)                                               10,720,000         960,000
------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                          18,209,000       9,002,000

Long-term debt (note 10):

      MEDIQ                                                                                                 -       9,967,000
      Other                                                                                         1,456,000         257,000

Other liabilities                                                                                      19,000          25,000
------------------------------------------------------------------------------------------------------------------------------

                                                                                                   19,684,000      19,251,000
------------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
      Preferred stock ($.01 par value; authorized: 5,000,000; issued and outstanding: none)                 -               -
      Common stock ($.01 par value; authorized: 15,000,000; issued and
           outstanding:  3,513,000 and 3,310,000 in 1997 and 1996, respectively)                       35,000          33,000
      Additional paid-in capital                                                                   41,798,000      41,699,000
      Accumulated deficit                                                                         (50,103,000)    (45,314,000)
------------------------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                        (8,270,000)     (3,582,000)
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (note 11)

                                                                                             $     11,414,000      15,669,000
==============================================================================================================================

See accompanying notes to consolidated financial statements.

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit

Years ended September 30, 1997, 1996 and 1995

===========================================================================================================================
                                                         Common stock
                                                ---------------------------      Additional
                                                       Shares                     paid-in      Accumulated
                                                       issued       Amount        capital          deficit           Total
---------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1994                         3,310,000   $   33,000     41,699,000      (26,914,000)     14,818,000

      Net loss                                              -            -              -       (4,023,000)     (4,023,000)
---------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1995                         3,310,000       33,000     41,699,000      (30,937,000)     10,795,000

      Net loss                                              -            -              -      (14,377,000)    (14,377,000)
---------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1996                         3,310,000       33,000     41,699,000      (45,314,000)     (3,582,000)

      Issuance of common stock in connection
           with Apogee acquisition (note 5)           200,000        2,000         98,000                -         100,000
      Exercise of stock options                         3,000            -          1,000                -           1,000
      Net loss                                              -            -              -       (4,789,000)     (4,789,000)
---------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997                         3,513,000   $   35,000     41,798,000      (50,103,000)     (8,270,000)
===========================================================================================================================

See accompanying notes to consolidated financial statements.

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 1997, 1996 and 1995

==================================================================================================================================
                                                                                              1997            1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                                        $ (4,789,000)    (14,377,000)    (4,023,000)
      Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                              369,000       1,034,000      1,603,000
                Provision for bad debts                                                  3,467,000       6,320,000      4,467,000
                Provision (benefit) for deferred income taxes                                    -         500,000       (215,000)
                Loss on sale of freestanding facilities                                          -       4,440,000              -
                Undistributed earnings from Joint Venture                                        -               -       (835,000)
                Gain on sale of Joint Venture                                                    -               -     (3,542,000)
                Writedown of long-term assets                                              696,000         461,000      2,228,000
                Other                                                                            -               -         57,000
                Increase (decrease) from changes in:
                     Accounts receivable and estimated third-party settlements, net     (5,000,000)       (723,000)    (2,596,000)
                     Income taxes refundable                                               662,000        (662,000)             -
                     Prepaid and other assets                                             (118,000)         10,000        969,000
                     Deferred rent                                                        (198,000)        (52,000)      (166,000)
                     Accounts payable                                                      170,000        (867,000)      (514,000)
                     Accrued payroll and related expenses                                  325,000        (283,000)       118,000
                     Accrued expenses - MEDIQ                                              698,000         (56,000)      (616,000)
                     Other accrued expenses                                                567,000        (554,000)      (271,000)
                     Income taxes payable                                                        -         (73,000)       988,000
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                   (3,151,000)     (4,882,000)    (2,348,000)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds from sale of freestanding facilities and Joint Venture                            -       9,099,000      9,609,000
      Capital expenditures for property, plant and equipment                              (178,000)       (273,000)      (631,000)
      Distributions from Joint Venture                                                           -               -      1,000,000
      Collections on notes receivable                                                      190,000               -              -
      Acquisitions of businesses                                                          (427,000)       (150,000)      (100,000)
      Deferred costs                                                                             -          69,000              -
      Restricted cash                                                                     (144,000)       (306,000)             -
      Other assets                                                                         (82,000)        (30,000)             -
      Other liabilities                                                                     (6,000)         (6,000)      (589,000)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                       (647,000)      8,403,000      9,289,000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Borrowings                                                                         4,110,000               -      1,679,000
      Debt repayments                                                                   (3,393,000)     (3,280,000)    (6,271,000)
      Other                                                                                (29,000)        (20,000)             -
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                        688,000      (3,300,000)    (4,592,000)
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                        (3,110,000)        221,000      2,349,000
Cash and cash equivalents:
      Beginning of year                                                                  3,305,000       3,084,000        735,000
----------------------------------------------------------------------------------------------------------------------------------
      End of year                                                                     $    195,000       3,305,000      3,084,000
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
      Interest paid                                                                   $    358,000       1,398,000      1,577,000
      Income taxes (refunded) paid, net                                                   (662,000)        (71,000)       121,000
==================================================================================================================================

See accompanying notes to consolidated financial statements.

MHM SERVICES, INC. AND SUBSIDIARIES

==================================================================================================================================
                                                                                              1997            1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of non-cash investing and financing activities:
      Property and equipment and other assets financed with capital leases
           and long-term debt                                                         $          -          63,000        487,000
      Acquisition - portion financed with long-term debt                                   275,000         338,000              -
      Notes received from sale of freestanding facility                                          -       1,400,000              -
      Liabilities assumed - BHC                                                                  -       1,160,000              -
      Issuance of stock - acquisition of Apogee                                            100,000               -              -
==================================================================================================================================

See accompanying notes to consolidated financial statements.

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1997, 1996 and 1995
================================================================================

(1)      Organization and Summary of Significant Accounting Policies

Organization

MHM Services, Inc., through its wholly-owned subsidiaries, MHM Extended Care Services, Inc. (Extended Care Services Division), MHM Correctional Services, Inc. (Correctional Services Division), and MHM of Colorado, Inc., (collectively the Company), offers, arranges for and manages specialty healthcare services primarily in institutional settings. Since its founding, the Company's goal has been to offer the highest quality, cost-effective care in the industry.

In October 1986, the Company was acquired by MEDIQ Incorporated (MEDIQ). Effective August 31, 1993, MEDIQ distributed to its shareholders the shares of the Company's common stock.

Consolidation

The accompanying consolidated financial statements include the accounts of MHM Services, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

Cash equivalents include all liquid investments with purchased maturities of three months or less.

Accounts Receivable

The Company's accounts receivable from its freestanding facility and Extended Care Services Division are due from its patients and other third-party payors, primarily Medicare (56 percent), Medicaid (18 percent), Blue Cross (3 percent) and various commercial insurance companies and other (23 percent). The Company's accounts receivable from its Correctional Services Division are due from the states which MHM has contracted. The Company grants credit without requiring collateral to support these receivables. The Company maintains an allowance for potential losses from uncollectible accounts.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(1)      Continued

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Capital leases are recorded at the present value of future lease payments. The Company provides for depreciation and amortization on a straight-line basis as follows:

Buildings and improvements         30 years
Furniture, fixtures and equipment  5-8 years
Equipment under capital lease      5-8 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over twenty years (see note 6).

Carrying Value of Long-Term Assets

At September 30, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company evaluates the carrying value of long-term assets, including property, plant, and equipment, goodwill and other intangible assets, based upon current and anticipated net income and undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value (see note 6).

Restricted Cash

Restricted cash consists of certificates of deposit which secure performance bonds obtained as required by a correctional contract with the state of Tennessee and an extended care contract with the state of Georgia.

Other Intangible Assets

Other intangible assets consist primarily of contractual rights and covenants not to compete. These assets are amortized on a straight-line basis over ten to twenty years.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(1)      Continued

Patient Service Revenue Recognition

Net patient service revenues are reported at the estimated net realizable amounts from patients and third-party payors for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are accrued on an estimated basis in the period in which the related services are rendered and adjusted in future periods as final settlements are determined.

Premium Revenue Recognition

The Company has agreements with two states to provide mental health services to prison inmates and nursing home residents. Under these agreements, the Company receives monthly capitated payments based on the number of participants, regardless of services actually performed by the Company.

Charity Care

The Company has a policy of providing charity care at its behavioral health facilities to patients who are unable to pay. Such patients are identified based on financial information obtained from the patient and subsequent analysis. Since the Company does not expect payment, estimated charges for charity care are not included in revenues. The amount of charity care provided, at established rates, was $12,000, $682,000, and $1,081,000 for 1997, 1996, and
1995, respectively.

Malpractice Insurance Coverage

Medical malpractice claims are covered by a medical malpractice insurance policy, which is a claims made policy with a prepaid five year extended reporting period included.

Loss Per Share

Loss per share is computed using the weighted average number of shares outstanding during the year. Stock options have not been included because their effect would be antidilutive.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(1)      Continued

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, third-party payor settlements, accounts payable and accrued expenses are equivalent to their carrying value because of the short-term maturity of those instruments. The fair values of the Company's long-term debt (see note 10) are considered to be equivalent to their carrying values based upon consideration of borrowings with similar credit ratings, collateral and maturities. The fair value of the Company's notes receivable is equivalent to its carrying value which was estimated at net realizable value (see note 4).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates include the allowance for potential losses from uncollectible accounts receivable, estimates of assets and liabilities due from/to third-party payors, the estimated net realizable value of notes receivable, and the estimated impairment of goodwill.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement No. 109 (Statement 109). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock Option Plan

Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(1)      Continued

to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

Reclassifications

Certain items in the prior years' financial statements have been reclassified to conform with the 1997 presentation.

(2)      Liquidity

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $23,189,000 for the three years ended September 30, 1997, and has a stockholders' deficit of $8,270,000 as of September 30, 1997. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. At September 30, 1997, current liabilities exceed current assets by $11,158,000 primarily due to the MEDIQ litigation as discussed in note 10. As further discussed in note 10, on November 21, 1997, a judge of the New Jersey superior court entered a judgment against the Company in favor of MEDIQ. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In 1996, the Company sold six of its seven freestanding behavioral health facilities which represented approximately 51 percent of net revenues for fiscal 1996. These facilities were sold due to the expectation of more profitable opportunities to grow the Extended Care Services Division and other specialty on-site healthcare services. The Company continues to own one freestanding behavioral health facility (Mountain Crest). The Company currently leases the Mountain Crest real estate on which the facility is located but is in the process of seeking
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(2)      Continued

financing to purchase the land and building. The Company believes that this purchase and financing will have a positive impact on profitability and cash flow, however, there is no assurance that the Company will be successful in locating an acceptable financing source for this transaction.

The Company has made several acquisitions in its Extended Care Services Division (see note 5). However, to date, this division has operated unprofitably overall. The Company is in the process of closing or selling extended care operations in states where revenues have not been sufficient to operate profitably, as well as making selective reductions in operating and general and administrative costs and consolidating or outsourcing billing and payroll functions. The Company believes that these changes will improve the profitability of the Extended Care Services Division.

Effective March 11, 1997, MHM Extended Care Services, Inc. obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. As discussed in note 17, the Company borrowed $500,000 in October 1997 on a line of credit guaranteed by certain officers and directors of the Company.

The Company has been awarded capitated contracts with the states of Tennessee and Georgia to provide mental health services to the inmates in their state correctional facilities. These contracts began on July 1, 1997 and October 1, 1997, respectively and are expected to generate approximately $10.4 million of revenues per year and operate profitably, however profitability of these contracts cannot be assured. The Company is pursuing additional correctional services contract opportunities.

In a continuing effort to improve the Company's financial condition for both the immediate future and the long term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, restructure the MEDIQ debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition or that the November 1997 unfavorable summary judgment against the Company in the MEDIQ litigation will not result in the Company's filing for reorganization under Chapter 11 of the bankruptcy laws.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(3)      Joint Venture

In August 1994, the Company formed a joint venture (Joint Venture) to combine its contract management business with that of Horizon Mental Health Services, Inc. (Horizon) of Denton, Texas. The Joint Venture, which was owned 27.5 percent by the Company and 72.5 percent by Horizon, managed both companies' hospital behavioral health care contracts. The terms of the Joint Venture provided for the Company's continued ownership of its management contracts and the assignment to the Joint Venture of the operating responsibilities and revenues related to such contracts.

In March 1995, Horizon completed its initial public offering, and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000). In connection with the sale, the Company assigned to Horizon all of its rights and interests in its management contracts, including related accounts receivable.

MHM was involved in litigation with Horizon involving MHM's right to certain cash flows as part of the sale of its interest in the Joint Venture. In May 1997, a court award in the Company's favor was upheld by the Supreme Court of Delaware, for approximately $459,000. This amount is reported in other income in 1997.

(4)      Sale of Freestanding Facilities

On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately-owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded using the cost recovery method of accounting at an estimated net realizable value of $1,400,000. This value was equal to the net book value of the Oakview Treatment Center immediately prior to the sale. The notes are payable in monthly installments of principal and interest (at prime) based on a 15-year amortization, with the remaining principal due in five years (or earlier under certain circumstances). In connection with obtaining a waiver from MEDIQ of an event of default provision of the MEDIQ Note relating to the sale of the assets of a significant subsidiary, the Company pledged one of the notes receivable

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(with an original principal balance of $1,875,000) as collateral for the Company's obligations under the MEDIQ Note (see note 10).

On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities, to Behavioral Healthcare Corporation, pursuant to an Asset Purchase Agreement (the BHC Agreement), dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the BHC Sale). The facilities were sold to BHC for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties).

The Company used a portion of the proceeds from the BHC Sale for (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
(iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000. During 1997, the Company used the remainder of the proceeds to fund operating losses, Extended Care Services Division acquisitions and increases in receivables primarily relating to growth in the Extended Care Services Division.

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

(5)      Acquisitions

HCI Services

In November 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Atlanta-based ICH Services, L.L.C. (ICH) (successor to HCI Services, Inc.), which provides behavioral health and other specialized medical services under annual contracts with extended care facilities. The operating results are included in the Company's consolidated

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(5)      Continued

results of operations from the date of acquisition. The purchase price consisted of 330,000 shares of the Company's common stock, as well as certain additional consideration payable, in cash or additional shares of the Company's common stock at the option of the former ICH members, after the third anniversary of the acquisition (November 18, 1996) in an amount equal to approximately 20 percent of the appraised fair market value of the acquired operations.

To date, neither the Company nor ICH has requested an appraisal of the acquired operations as provided for in the purchase agreement. Both parties have negotiated to modify the terms of the additional consideration without reaching any definitive agreements. The progress of future negotiations is uncertain.

If no agreement is reached, the Company will be required to comply with the terms of the original agreement. The Company believes that the value of the acquired assets has significantly declined since the acquisition date based on prior and ongoing operational losses as well as increasing regulatory and economic pressures inherent in the extended care services business. Therefore the Company believes that it will be able to meet its obligation to fund the additional consideration, and the amount estimated to be payable under the terms of the original agreement of $158,000 has been accrued as of September 30, 1997, in the consolidated financial statements. However, if an appraisal results in a value significantly in excess of the Company's expectation and ICH members demand payment in cash, the Company could be forced into a bankruptcy filing as a result of insufficient funding. In any event, the issuance of additional stock to satisfy the Company's obligation could have a dilutive effect on the Company's outstanding common stockholders.

Supportive Counseling Care

In July 1995, the Company acquired certain assets of Supportive Counseling Care
(SCC) of Manhattan Beach, California, a provider of behavioral healthcare services to extended care facilities, for $500,000, and entered into a 40 year management contract to provide administrative services to SCC. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.
This business was discontinued in December 1996 (see note 6).


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(5)      Continued

MHM Counseling Services

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

Liberty Bay

Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the Liberty Bay Agreement) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has integrated these operations with MHM Counseling Services and the combined operations from the date of acquisition operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition and continued development, serve approximately 90 extended care facilities.

As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000. The purchase price was primarily allocated to intangible assets. The note provides for quarterly interest payments at an annual rate of 9 percent and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20 percent of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is calculated annually by the Company.

Apogee

Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition.
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(5) Continued

As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7 percent and annual principal payments. The Company also agreed to pay Apogee additional consideration consisting of 20 percent of "net cash collected" (as such term is defined in the Apogee Agreement) from the acquired operations over a five year period commencing March 31, 1997. Such additional consideration is calculated annually by the Company.


(6)      Writedown of Long-Term Assets

In fiscal 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding behavioral health facilities was impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to the estimated fair value, resulting in a charge of $2,228,000 based upon an independent appraisal.

In November 1996, the Company decided that its SCC operation was to be discontinued because of its continuing losses. The Company shut down operations in early December 1996. As a result, the carrying value of all other assets related to SCC, primarily intangibles, have been written off resulting in a charge of $461,000 in the year ended September 30, 1996.

In September 1997, the Company decided to dispose of the Florida and North Carolina operations of its Extended Care Services Division and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that the recoverability of goodwill relating to the HCI acquisition (note 5) was permanently impaired. The Company evaluated the carrying value of goodwill based on discounted cash flow analysis and estimated disposal values. As a result, the carrying value of goodwill and other intangibles relating to these operations were written down by $696,000.
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(7)      Third-Party Payors

The Company has agreements with third-party payors that provide for payments for patient services at amounts which differ from its established rates. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed cost reports for the six freestanding behavioral health facilities sold in 1996. The Company continues to file cost reports for its Mountain Crest facility.

During 1997, tentative and final settlements with all third-party payors for cost reporting periods prior to 1997 have resulted in an adjustment to increase net patient service revenue by approximately $965,000.

A summary of the payment arrangements with major third party payors follows.

Medicare

Inpatient nonacute services, certain outpatient services and defined capital costs related to Medicare beneficiaries are paid primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

Other Third-Party Payors

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

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(8)      Property, Plant and Equipment

                                                           1997          1996
------------------------------------------------------------------------------

Buildings and improvements                        $      29,000        18,000
Furniture, fixtures and equipment                       994,000       836,000
Equipment under capital lease                           323,000       314,000
------------------------------------------------------------------------------

                                                      1,346,000     1,168,000

Less accumulated depreciation and amortization          815,000       630,000
------------------------------------------------------------------------------

                                                  $     531,000       538,000
==============================================================================

Depreciation and amortization expense related to property, plant and equipment was $185,000, $735,000, and $1,272,000 for 1997, 1996 and 1995, respectively.


(9)      Other Accrued Expenses

Other accrued expenses includes the following:

                                        1997            1996
-------------------------------------------------------------
Accrued rent                   $     255,000         218,000
Accrued refunds                      218,000         345,000
Accrued professional fees            860,000         677,000
Accrued miscellaneous taxes          254,000         223,000
Other accrued expense                813,000         370,000
-------------------------------------------------------------

                               $   2,400,000       1,833,000
=============================================================


(10)     Long-Term Debt

MEDIQ Note
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(10) Continued

In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year note (the MEDIQ
Note) for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bears interest at a rate of prime plus 1.5 percent (10 percent at September 30, 1997), with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years (principal payments of $767,000 were made in 1996, and additional principal payments of $256,000 representing the contractually required principal payments for October 1996 through January 1997, have been made as of September 30,
1997), based on a fifteen year amortization period, with the balance due on August 31, 1998.

The Company filed a complaint on February 10, 1997 in Superior Court of New Jersey, Law Division against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The case was then transferred by the Court to Camden, New Jersey. The Company asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. The Company received notice from MEDIQ by letter dated February 11, 1997 stating, that as a result of the Company's withholding of the February installment due under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note. Consequently, the outstanding amounts owed by the Company under the MEDIQ Note ($10,478,000) have been classified as a current liability. Additionally, the Company has accrued interest payable under the terms of the note through September 30, 1997 of $777,000 and other accrued expenses of $242,000.

On November 21, 1997, a Judge of the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ and as a result, judgment has been entered in MEDIQ's favor for the full principal balance and related accrued interest. The

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(10)     Continued

Law Division also denied the Company's request for a stay in the entry or execution of judgment.

The Company has filed an appeal with the Appellate Division of the New
Jersey Supreme Court. The Company also has filed a motion in the Appellate Division seeking reversal of the Court's action. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications have been limited to date. If the Company is unable to obtain a stay, MEDIQ will be free to commence collection efforts under the judgment to be entered for the outstanding principal, accrued interest and other accrued expenses. The Company does not have sufficient funds to pay the judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which is not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws.

Revolving Credit Facility

Effective August 14, 1995, the Company entered into a $5,000,000 revolving credit facility with a commercial lender. The facility, which bore interest at prime plus 2 percent, was secured by accounts receivable from the freestanding behavioral health facilities and property plant and equipment at two of the freestanding behavioral health facilities. In 1996, the Company repaid the outstanding balance of the revolving credit facility with proceeds from the sale of the freestanding behavioral health facilities.

Effective March 11, 1997, MHM Extended Care Services, Inc. entered into a $4,000,000 revolving credit facility with an affiliate of Bethesda, Maryland-based commercial lender Healthcare Financial Partners. The facility, which bears interest at prime plus 2.25 percent, is secured by accounts receivable and expires in March 1999. The loan is also secured by the stock of the Company's subsidiary, MHM Extended Care Services, Inc. The amount of credit available fluctuates based on the amount of qualified accounts receivable. As of September 30, 1997, the Company had $1,122,000 outstanding under this facility. The weighted average interest rate is 10.75 percent as of September 30, 1997.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements




================================================================================

(10)     Continued

Term Loans and Capital Lease Obligations

At September 30, 1997 and 1996, term loans totaling $450,000 and $289,000, respectively, represent various notes payable relating to the Apogee, Liberty Bay, and MHM Counseling acquisitions which bear interest at rates ranging from 7 percent to 9 percent and terms through March 2000 (see note 5).

Capital lease obligations totaling $126,000 and $162,000 at September 30, 1997 and 1996, respectively, are payable in monthly installments including interest at rates ranging from 9 percent to 13 percent and terms through January 2001 and are collateralized by certain assets with a net book value of $115,000 and $143,000, respectively.

Early Retirement of Debt

In 1996, the Company recorded an extraordinary item in the amount of $463,000, consisting primarily of costs related to the early retirement of the Company's long-term debt and the write off of associated loan acquisition costs.

Scheduled maturities of long-term debt (including the MEDIQ Note) are as follows:

Year ending September 30
-------------------------------------------------------------
1998                                       $      10,720,000
1999                                               1,238,000
2000                                                 208,000
2001                                                   8,000
2002                                                   2,000
-------------------------------------------------------------

                                           $      12,176,000
=============================================================

(11)     Commitments and Contingencies

Leases

The Company leases certain equipment and office facilities under noncancelable operating leases. The future minimum lease payments required under operating leases are as follows:
                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(11)     Continued

Year ending September 30
---------------------------------------------------------
1998                                       $   1,148,000
1999                                             850,000
2000                                             673,000
2001                                             329,000
2002                                             200,000
Thereafter                                       260,000
---------------------------------------------------------

Total future minimum lease payments        $   3,460,000
---------------------------------------------------------



Lease expense was $1,496,000, $1,433,000, and $2,053,000 for 1997, 1996 and
1995, respectively. The terms of the lease for the Company's Mountain Crest facility, expiring in December 2000, require additional rent based upon 6.5 percent of the net revenues of the facility and 50 percent of excess cash flow (as defined in the lease agreement).

Litigation

The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. With the exception of the MEDIQ litigation, the Company knows of no other litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.

(12)     Income Taxes

Income tax (benefit) expense consists of the following:

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(12)     Continued

                                                       1997         1996          1995
---------------------------------------------------------------------------------------
Current:
     Federal                                    $         -     (662,000)      670,000
     State                                                -     (146,000)      439,000
---------------------------------------------------------------------------------------

                                                          -     (808,000)    1,109,000
---------------------------------------------------------------------------------------

Deferred:
     Federal                                              -      500,000      (200,000)
     State                                                -            -       (15,000)
---------------------------------------------------------------------------------------

                                                          -      500,000      (215,000)
---------------------------------------------------------------------------------------

Total income tax (benefit) expense              $         -     (308,000)      894,000
---------------------------------------------------------------------------------------

The differences between the effective income tax (benefit) expense and the income tax (benefit) expense computed using the U.S. federal income tax rate are as follows:

                                                         1997          1996          1995
------------------------------------------------------------------------------------------

Statutory benefit                                $ (1,676,000)   (4,888,000)   (1,064,000)
State income taxes, net of federal (benefit) tax      (71,000)      (96,000)      280,000
Valuation reserve                                   1,668,000     4,658,000             -
Effect of disposition of Joint Venture                      -             -     1,206,000
Writedown of long-term assets                               -             -       300,000
Goodwill amortization                                   5,000        18,000        65,000
Other items - net                                      74,000             -       107,000
------------------------------------------------------------------------------------------

Income tax (benefit) expense                     $          -      (308,000)      894,000
------------------------------------------------------------------------------------------


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(12)     Continued

Significant components of deferred tax assets and liabilities follows:

                                                1997           1996
--------------------------------------------------------------------

Assets:
     Allowance for doubtful accounts   $   2,256,000      1,136,000
     Capital loss carryforward                     -        832,000
     Net operating loss carryforwards      4,318,000      3,195,000
     Writedown of long-term assets           268,000        157,000
     Other                                   191,000        112,000
     Valuation allowance                  (6,958,000)    (5,290,000)
--------------------------------------------------------------------

                                              75,000        142,000
--------------------------------------------------------------------

Liabilities:
     Prepaid expenses                         39,000         77,000
     Depreciation and amortization            36,000         34,000
     Other                                         -         31,000
--------------------------------------------------------------------

                                              75,000        142,000
--------------------------------------------------------------------

Net deferred tax asset                 $           -              -
--------------------------------------------------------------------

At September 30, 1997, for income tax purposes, the Company had federal and state net operating loss carryforwards of approximately $11,216,000 and $18,316,000, respectively, expiring through 2012. The change in valuation allowance was $1,668,000 in 1997 and $4,658,000 in 1996.

(13)     Related-Party Transactions

Accrued Expenses - MEDIQ

Amounts payable to MEDIQ include accrued interest payable of $777,000 and other accrued expenses of $242,000 primarily representing unpaid federal taxes for the period in which the Company was included in MEDIQ's consolidated federal tax return and expenses incurred by MEDIQ on behalf of the Company.

Interest Expense MEDIQ

The Company incurred interest expense related to the note payable to MEDIQ of $1,042,000, $1,097,000, and $1,171,000 in 1997, 1996, and 1995, respectively.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(13)     Continued

Services Agreement - MEDIQ

Since April 1, 1993, the Company has obtained certain legal, accounting, tax and risk management services from MEDIQ at prescribed rates pursuant to a services agreement. The services agreement terminated in 1996. Fees for such services were $30,000, $38,000, and $140,000 for 1997, 1996, and 1995, respectively, and are included in general and administrative expenses.

Tax Allocation/Sharing Agreement

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


(14)     Stock Option Plans

The company has a Stock Option Plan (the Stock Option Plan) and a Stock Option Plan for Non-Employee Directors (the Directors' Stock Option Plan). Under the Stock Option Plan, up to 350,000 shares of the Company's common stock may be subject to stock options granted to officers and key employees of the Company. Options vest at 20 percent each year and may not be granted for a term in excess of ten years from the date of grant. On January 30, 1997, all outstanding options, which totaled 233,600, were re-priced at an exercise price of $.50. As of September 30, 1997, options to acquire 162,400 shares of stock were exercisable under the Stock Option Plan and options to acquire 14,000 shares of stock were exercisable under the Directors' Stock Option Plan. Exercise prices of stock options granted represent fair market value of the common stock at date of grant, or for the repriced options, at January 30, 1997.

The Company applies APB Opinion No. 25 in accounting for its stock option plan for options granted to employees and directors and accordingly, no compensation expense has been recognized in the financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(14)     Continued

                                       1997              1996
--------------------------------------------------------------

Net loss:
     As reported            $    (4,789,000)  $   (14,377,000)
     Pro forma                   (4,808,000)      (14,391,000)

Loss per common share:
     As reported            $         (1.40)  $         (4.34)
     Pro forma                        (1.41)            (4.35)
--------------------------------------------------------------

Proforma net losses reflect compensation expense under SFAS No. 123 only for options granted in 1997 and 1996. Therefore, the full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the proforma net loss amounts presented above because compensation expense is reflected over the options' vesting period and compensation expense for options granted prior to October 1, 1995 is not considered.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 1997 and 1996, respectively: dividend yield of 0 percent (both years), expected volatility of 132.79 and 140.19 percent, risk free interest rate of 6.46 and 6.9 percent, and expected lives of 8 years.

A summary of the status of the Company's stock options as of September 30, 1997, 1996 and 1995, and changes during the years ended on those dates is presented below:

                                             1997                         1996                        1995
                                    ---------------------       -----------------------     -----------------------
                                                Weighted-                    Weighted-                   Weighted-
                                                  average                      average                     average
                                                 exercise                     exercise                    exercise
                                     Shares         price       Shares           price       Shares          price
------------------------------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                        259,600         $3.28       269,600          $3.68      264,600          $3.86

Granted                             165,000          0.98        61,500           1.99       64,000           3.00
Exercised                            (3,000)         0.50             -              -            -              -
Forfeited                           (62,200)         1.48       (71,500)          3.68      (59,000)          3.72
------------------------------------------------------------------------------------------------------------------

Outstanding at end of year          359,400          0.72       259,600           3.28      269,600           3.68
------------------------------------------------------------------------------------------------------------------

Options exerciseable at
     year end                       176,400          0.50       161,500           3.62      124,800           3.87
------------------------------------------------------------------------------------------------------------------

Weighted-average fair value
     of options granted
     during the year                  $0.93                       $1.83                       $2.88
------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(14)     Continued

The following table summarizes information about stock options outstanding at September 30, 1997:

                                Options outstanding                       Options exercisable
                      -------------------------------------------       ---------------------
                                  Weighted-average      Weighted-                   Weighted-
                                         remaining        average                     average
 Exercise                              contractual       exercise                    exercise
   prices              Number                 life          price          Number       price
---------------------------------------------------------------------------------------------

        $.50          254,400                 7.05           $.50         176,400        $.50
        1.25          105,000                 9.77           1.25               -           -
---------------------------------------------------------------------------------------------

 $.50 - 1.25          359,400                 7.84         $  .72         176,400        $.50
---------------------------------------------------------------------------------------------



(15)     Retirement Plan

The Company has a 401(k) plan (the Plan). Employees are eligible to join the Plan upon completion of six months of service during which they have worked a minimum of 1,000 hours and are age 21 or older. The Plan provides that the Company will make a matching contribution equal to $0.50 for each $1.00 contributed by a participant not to exceed 3 percent of a participant's compensation. The Company's matching contribution is made in cash to be used to purchase shares of common stock of the Company for the accounts of the participants. For the years ended September 30, 1997, 1996, and 1995, the Company's contributions were $38,000, $70,000, and $81,000, respectively.


(16)     Fourth-Quarter Results

The fourth quarter loss of approximately $2,400,000 exceeded prior quarterly reported losses for several reasons including the following: writing down of HCI goodwill and other intangibles ($696,000) due to the decision to dispose of most of these operations (note 5), reserving the remaining accounts receivable of $510,000 related to the facilities sold in 1996 due to the significant drop off in collections in the fourth quarter, and reaching an agreement to pay a former employee a total of $150,000. In addition, the Company reduced its liability to third-party payors by about $965,000, which was primarily offset by additional reserves for accounts receivable.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(17)     Subsequent Events

In October 1997, the Company borrowed $500,000 from NationsBank on an unsecured line of credit. The line of credit bears interest at 1/4 below prime rate and is due for renewal in April 1998. Three officers and directors of the Company personally guaranteed the line of credit and in consideration thereof will be awarded common stock warrants based on the amounts outstanding on the loan.

On November 25, 1997, the Company received notification from the American Stock Exchange (AMEX) that the Company's shares will be delisted due to the Company's continuing failure to meet their listing guidelines and the adverse judgment concerning the MEDIQ note. The Company has appealed this decision to the AMEX. Failure to be listed on the AMEX may adversely affect the price of the Company's common stock and the ability of the Company's stockholders to sell their shares.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements



================================================================================

(18)     New Financial Accounting Standards

The Financial Accounting Standards Board has issued SFAS No. 128, Earnings per Share, which will require the Company to change its method of calculating EPS. SFAS No. 128 simplifies the computation of EPS by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS is calculated by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Options, warrants, and other potentially dilutive securities are excluded from the calculation of basic EPS. Diluted EPS, which has not changed significantly from the current calculation of fully diluted EPS, includes the options, warrants and other potentially dilutive securities that are excluded from basic EPS. In accordance with the provisions of SFAS No. 128, the Company will adopt this new standard for the year ending September 30, 1998. Had the Company adopted the new standard for the year ended September 30, 1997, (early adoption is specifically prohibited) the results would have been the same as the loss per share amount reflected in the accompanying consolidated statement of operations.

The Financial Accounting Standards Board has also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information which will require the Company to report certain information about operating segments. In accordance with the provisions of SFAS No. 131, the Company will adopt this new standard for the year ending September 30, 1999. The adoption of this standard will not have a material effect on the financial position or results of operations of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           On May 1, 1997, the Registrant discharged Deloitte & Touche LLP as the Company's independent accountant to audit the Registrant's consolidated financial statements. KPMG Peat Marwick LLP was engaged as its new independent accountant to audit the Registrant's consolidated financial statements for the fiscal year ending September 30, 1997.

           The independent accountants' reported dated December 30, 1996 on the consolidated financial statements for the fiscal years ended September 30, 1996 and 1995 contained no qualification or modification as to audit scope or accounting principles, nor any disclaimer of opinion; however, for each of the years it included an explanatory paragraph relating to the Company's ability to continue as a going concern. The decision to change accountants was recommended by management and approved by the Board of Directors.

           During fiscal years 1996 and 1995 and subsequent interim periods of 1997, there have been no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices which if not resolved to their satisfaction would have resulted in a reference to the subject matter in the independent accountants' report. Similarly, there have been no such disagreements with KPMG Peat Marwick LLP since the date of their engagement.


PART III

Item 10.  Directors and Executive Officers of the Registrant.

           Information regarding directors and executive officers set forth in the Company's proxy statement for the Annual Meeting of Stockholders to be held in 1998 (the "Proxy Statement") is incorporated herein by this reference.

Item 11.  Executive Compensation.

           Executive compensation information set forth in the Company's proxy statement is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

           Security Ownership information set forth in the Company's proxy statement is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions.

           Information regarding certain relationships and related transactions set forth in the Company's proxy statement is incorporated herein by this reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The response to this portion of Item 14 is submitted as a separate section of this report commencing on page 36

(a)(2)     FINANCIAL STATEMENT SCHEDULES

           Schedule II Valuation and Qualifying Accounts and Reserves

           Other schedules are omitted because of the absence of conditions under which they are required.

(a)(3) EXHIBITS. The Exhibits are listed in the Exhibit Index appearing below.

(b) REPORTS ON FORM 8-K: The Company submitted a Current Report on Form 8-K on July 22, 1997 announcing the resignation of Carolyn Zimmerman as Vice President of Finance, Treasurer, CFO and a member of the Company's Board of Directors and the reorganization of its finance department.

(c)        EXHIBITS (numbered in accordance with Item 601 of Regulation S-K).

Exhibit #        Description and Method of Filing
-------------------------------------------------
2.1        Distribution Agreement by and between MHM and MEDIQ (1)
2.2        Agreement regarding L.L.C. dated August 1, 1994 (2)
2.3        Limited Liability Agreement dated August 1, 1994 (2)
3.1        Restated Articles of Incorporation of MHM (6)
3.2        Amended Bylaws of MHM (7)
4.1        Specimen MHM Common Stock Certificate (3)
10.1       Tax Indemnification Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.2       Services Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.3       Insurance Liability Agreement, dated August 31, 1993 by and between MHM and MEDIQ (1)
10.4       Promissory Note of MHM to MEDIQ, dated August 31, 1993 (1)
10.5       MHM 1993 Stock Option Plan (1)
10.6       MHM 1993 Non-Employee Director Stock Option Plan (1)
10.7       MHM 1993 Bonus Plan (3)
10.8       MHM 1996 Non-Employee Directors' Stock Option Plan (4)
10.9       MHM Amendment to 1993 Stock Option Plan (4)
10.10      Agreement by and among the Company and ICH Services, L.L.C., dated November 18, 1993 (5)
10.11      Agreement by and among the Company, MHM Extended Care Services, Inc., and
           Liberty Management Group, Inc., and Liberty Bay Colony Health Services, Inc.
           dated November 22, 1996 (10)
10.12      Form of Purchase Warrant Agreement between the Company and Murray I. Firestone

10.13      Form of Repurchase Agreement between the Company and Murray I. Firestone dated July 7, 1995 (10)
10.14      Amendment to Repurchase Agreement between the Company and  Murray I. Firestone dated August 22, 1995 (10)
10.15      Asset Purchase Agreement between the Company and Behavioral Healthcare Corporation (8)
10.16      Asset Purchase Agreement between the Company and Oakview Treatment Center (9)
10.17      Sublease Agreement dated June 1996 between the Company and Stanley Martin Companies, Inc. (10)
10.18      Client Services Agreement and Addendum dated June 30, 1996 between the Company and Administaff Companies, Inc. (10)
10.19      Client Services Agreement and Addendum dated June 30, 1996 between MHM Extended Care Services, Inc. and Administaff
           Companies, Inc. (10)
10.20      Client Services Agreement and Addendum dated June 30, 1996 between
           MHM of Colorado, Inc. and Administaff Companies, Inc. (10)
10.21      Tennessee Department of Corrections Contract (11)
10.22      Tennessee Department of Corrections Consent to Assignment (11)
10.23      Georgia Department of Corrections Contract (11)
10.24      Apogee Purchase Agreement (11)
21         Subsidiaries of MHM (10)
23         Consents of KPMG Peat Marwick LLP and Deloitte & Touche LLP (11)
27         Financial Data Schedule (11)

------------------

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

(8) Incorporated by reference to the Registrant's May 1, 1996 Special Meeting Proxy Statement.

           Incorporated by reference to the Registrant's Form 8-K dated April 18, 1996.

           Incorporated by reference to the Registrant's Form 10-K report for fiscal 1996.

(11)       Filed herewith.

                                   SIGNATURES

   Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:                                    MHM SERVICES, INC.



                                          By:     /s/Michael S. Pinkert
                                          ------------------------------------
                                                  Michael S. Pinkert, President
                                                  and Chief Executive Officer


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

Signature                                   Title                                     Date
---------                                   -----                                     ----

----------------------------------          President, Chief                          January 13, 1998
Michael S. Pinkert                          Executive Officer and
                                            Director

----------------------------------          Vice President, Operations                January 13, 1998
Steve Wheeler                               and Director


----------------------------------          Director                                  January 13, 1998
William P. Ferretti


----------------------------------          Director                                  January 13, 1998
Kenneth A. Kessler, M.D.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                     COL A                                COL B                     COL C             COL D            COL E
-----------------------------------------------------------------------------------------------------------------------------------

                                              Balance at        Charged to        Charged to                          Balance
                                             Beginning of       Costs and       Other Accounts                         at End
         Description                            Period           Expenses                          Deductions        of Period
-----------------------------------------------------------------------------------------------------------------------------------
Year ended September 30, 1997:
         Allowance for doubtful accounts        $ 4,404          $ 3,467                             $ 2,357           $5,514

                                            ---------------------------------------------------------------------------------------


Year ended September 30, 1996:
         Allowance for doubtful accounts        $ 1,299          $ 6,320                             $ 3,215          $ 4,404

                                            ---------------------------------------------------------------------------------------


Year ended September 30, 1995:
         Allowance for doubtful accounts        $ 1,891          $ 4,467                             $ 5,059          $ 1,299

                                            ---------------------------------------------------------------------------------------

DC1/44996