Form 10-Q
period 1997-12-31
MHM SERVICES INC
filed 1998-02-27
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ending: December 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended ____________________

                        Commission File Number: 1-12238
                               MHM SERVICES, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                              52-1223048
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

8000 TOWERS CRESCENT DRIVE, SUITE 810                 22182
VIENNA, VA
(Address of principal executive offices)              (Zip Code)




       Registrant's telephone number, including area code: (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No  X
                                               --     --

             As of February 16, 1998, there were 3,525,848 shares of Common Stock, par value $.01 per share outstanding.

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                        QUARTER ENDED DECEMBER 31, 1997

                                     INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I.          FINANCIAL INFORMATION

         Item 1.          Financial Statements

                          Condensed Consolidated Statements of Operations                             4
                          Three Months Ended December 31, 1997 and 1996 (Unaudited)

                          Condensed Consolidated Balance Sheets                                       5
                          December 31, 1997 (Unaudited) and September 30, 1997

                          Condensed Consolidated Statements of Cash Flows                             6
                          Three Months Ended December 31, 1997 and 1996 (Unaudited)

                          Notes to Condensed Consolidated Financial                                   7-10
                          Statements (Unaudited)

         Item 2.          Management's Discussion and Analysis of Financial Condition                 11-15
                          and Results of Operations


PART II.         OTHER INFORMATION

                          Item 1. Legal Proceedings                                                   16-17

                          Item 2. Changes in Securities and Use of Proceeds                           17

                          Item 3. Defaults Upon Senior Securities                                     17

                          Item 4. Submission of Matters to a Vote of Security Holders                 18

                          Item 5. Other Information                                                   18

                          Item 6. Exhibits and Reports on Form 8-K                                    18

PART I.                 FINANCIAL INFORMATION

                        Item 1. Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                          THREE MONTHS ENDED DECEMBER 31,
                                              1997               1996
                                           -----------        -----------
Net Revenues                               $ 8,463,000        $ 3,729,000


Costs and Expenses
       Operating                             6,570,000          2,830,000
       General and Administrative            1,276,000          1,197,000
       Provision for Bad Debts                 778,000            375,000
       Depreciation and Amortization           132,000             69,000
Other (credits) charges
       Interest Expense - MEDIQ                262,000            259,000
       Interest Expense - Other                 66,000              5,000
       Other                                   (20,000)           (83,000)
                                           -----------        -----------

Loss before Income Tax Benefit                (601,000)          (923,000)


Income Tax Benefit                                   -                  -
                                           -----------        -----------


Net Loss                                      (601,000)          (923,000)
                                           ===========        ===========

Loss per Share:                            $     (0.17)       $     (0.28)
                                           ===========        ===========


Weighted Average Shares Outstanding          3,521,000          3,310,000
                                           ===========        ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31, 1997   SEPTEMBER 30, 1997
                                                    -----------------   ------------------
                                                        UNAUDITED           (SEE NOTE)
       Assets
       ------
Current Assets:
       Cash and Cash Equivalents                     $          -        $    195,000
       Accounts Receivable, Net                         5,075,000           4,491,000
       Prepaid Expenses                                   184,000             103,000
       Estimated Third Party Settlements                1,954,000           1,910,000
       Other Current Assets                               188,000             352,000
                                                     ------------        ------------
            Total Current Assets                        7,401,000           7,051,000

Property, Plant and Equipment, Net                        479,000             531,000
Notes Receivable, Net                                   1,130,000           1,039,000
Restricted Cash                                           441,000             450,000
Deferred Rent                                             448,000             416,000
Other Assets                                              252,000             288,000
Goodwill, Net                                             741,000             766,000
Other Intangibles, Net                                    808,000             873,000
                                                     ------------        ------------

Total Assets                                         $ 11,700,000        $ 11,414,000
                                                     ============        ============

       Liabilities and Stockholders' Deficit
       -------------------------------------
Current Liabilities
       Cash Overdraft                                $    327,000
       Accounts Payable                                   979,000             975,000
       Accrued Expenses                                 3,576,000           3,308,000
       Accrued Expenses - MEDIQ Interest                1,281,000           1,019,000
       Estimated Third Party Payor Settlements          2,026,000           2,187,000
       Current Maturities of Long Term Debt            11,214,000          10,720,000
                                                     ------------        ------------
            Total Current Liabilities                  19,403,000          18,209,000



Long Term Debt, Less Current Maturities                 1,163,000           1,456,000

Other Liabilities                                               -              19,000

Stockholders' Deficit                                  (8,866,000)         (8,270,000)
                                                     ------------        ------------

Total Liabilities and Stockholders' Deficit          $ 11,700,000        $ 11,414,000
                                                     ============        ============


Note: The balance sheet at September 30, 1997 has been condensed from the audited financial statements at that date.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED DECEMBER 31
                                                                      1997              1996
                                                                  ------------     -------------
Cash Flows from Operating Activities
------------------------------------
Net Loss                                                          $  (601,000)       $  (923,000)

Adjustments to Reconcile Net Loss to Net Cash
      Used in Operating Activities                                   (156,000)           (60,000)
                                                                  -----------        -----------
Net Cash Used in Operating Activities                                (757,000)          (983,000)

Cash Flows from Investing Activities
------------------------------------
Capital Expenditures                                                   (3,000)           (42,000)
Acquisitions                                                                -           (150,000)
Other                                                                   9,000            (88,000)
                                                                  -----------        -----------
Net Cash Provided by (Used in) Investing Activities                     6,000           (280,000)

Cash Flows from Financing Activities
------------------------------------
Borrowings, Net                                                       827,000
Debt Repayments                                                      (271,000)          (231,000)
                                                                  -----------        -----------
Net Cash Provided by (Used in) Financing Activities                   556,000           (231,000)

Increase (Decrease) in Cash                                          (195,000)        (1,494,000)

Cash and Cash Equivalents
      Beginning Balance                                               195,000          3,611,000
                                                                  ===========        ===========

      Ending Balance                                              $         -        $ 2,117,000
                                                                  ===========        ===========

Supplemental Disclosure of Cash Flow Information
      Interest Paid                                               $    66,000        $   266,000
                                                                  ===========        ===========
      Income Taxes Paid                                           $         -        $     4,000
                                                                  ===========        ===========

Supplemental Disclosure of Non-cash Investing and Financing
      Activities
      Acquisitions - Portion Financed with Long Term Debt                            $   150,000
                                                                  ===========        ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1997, the condensed consolidated statements of operations for the three month periods ended December 31, 1997 and 1996, and the condensed consolidated statements of cash flows for the three month periods ended December 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of December 31, 1997, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had incurred aggregated net losses of $23,790,000 for the three years and three months ended December 31, 1997, and had a stockholders' deficit of $8,866,000 as of December 31, 1997. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. At December 31, 1997, current liabilities exceeded current assets by $12,002,000 primarily due to the MEDIQ litigation as discussed in note 3. As further discussed in note 3, on November 21, 1997, the New Jersey Superior Court entered judgment against the Company in favor of MEDIQ. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In 1996, the Company sold six of its seven freestanding behavioral health facilities due to the expectation of more profitable opportunities to grow the Extended Care Services Division and other specialty on-site healthcare services. The Company continues to own one freestanding behavioral health facility (Mountain Crest). The Company currently leases the Mountain Crest real estate on which the facility is located.

The Company has made several acquisitions in its Extended Care Services Division. However, to date, this division has operated unprofitably overall. The Company is in the process of closing or selling extended care operations in states where revenues have not been sufficient to operate profitably, and has made selective reductions in operating and general and administrative costs and consolidated or outsourced billing and payroll functions. The Company believes that these changes will improve the profitability of the Extended Care Services Division.

Effective March 11, 1997, MHM Extended Care Services, Inc., a wholly owned subsidiary of MHM Services, Inc., obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. As of December 31, 1997, the Company had utilized substantially all of its borrowing capacity on this credit facility based on qualified accounts receivable. The Company borrowed $500,000 in October 1997 on a line of credit with NationsBank N.A. which was guaranteed by certain officers and directors of the Company.

         The Company has been awarded capitated contracts with the States of Tennessee and Georgia to provide mental health services to the inmates in their state correctional facilities. These contracts began on July 1, 1997 and October 1, 1997, respectively, and are expected to generate approximately $10.4 million of revenues per year and operate profitably, however profitability of these contracts cannot be assured. The Company is pursuing additional correctional services contract opportunities.

         In a continuing effort to improve the Company's financial condition for both the immediate future and the long term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, restructure the MEDIQ debt, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition or that the unfavorable decisions against the Company in the MEDIQ litigation will not result in the Company's filing for reorganization under Chapter 11 of the bankruptcy laws or liquidation.

NOTE 3 - MEDIQ DEBT

         In connection with the spin off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year $11.5 million note for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest.

         The Company made the required payments under the note through January 1997. On February 10, 1997, the Company filed a complaint in Superior Court of New Jersey, Law Division - Essex County against MEDIQ alleging that the MEDIQ
Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. The Company received notice from MEDIQ by letter dated February 11, 1997, stating that as a result of the Company's withholding of the February installment due under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ note.

         On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ. The Court's Order did not set forth a sum certain to which MEDIQ is entitled, although the Company anticipates that the amount is in the range of $11 to $11.5 million, based on a principal balance of $10,478,000 and accrued and unpaid interest on the Mediq Note of $931,000 and approximately $350,000 claimed by MEDIQ to be shown on its books as owed by MHM. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also filed a motion in the Appellate Division seeking summary reversal of the Court's action. On January 29, 1998, the Appellate Division denied the Company's request for summary disposition and dismissed the Company's appeal on the grounds that because the trial court's Order did not set forth a sum certain, the judgment was not final and not appealable. No action yet has been taken to make the judgment final and until then it cannot be enforced. If the judgment is made final, the Company intends to renew its appeal and motion for summary disposition. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications are ongoing. If the judgment is made final and the Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company has collateralized a portion of the MEDIQ note with a 1.1 million note receivable. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which are not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws or liquidate.

         On December 24, 1997, MEDIQ filed a lawsuit in the Superior Court for the State of Delaware against Michael Pinkert, the Chief Executive Officer and Chairman of the Board of the Company, alleging, among other things, breach of fiduciary duty to MEDIQ and demanding judgment in an unspecified amount in excess of $100,000, plus prejudgment interest, attorneys' fees and costs. Pending settlement discussions, MEDIQ has agreed to postpone the time within which Mr. Pinkert must reply to the suit. Mr. Pinkert denies the allegations and intends to vigorously defend the action. The Company's Certificate of Incorporation provides directors and officers of the Company with certain rights of indemnification for amounts paid in connection with pending or threatened actions filed against such persons by reason of acting in such capacities. Such indemnification is payable upon a determination by the Company's Board of Directors that such person has met the standard for indemnification. The Company's Board of Directors has not yet considered whether Mr. Pinkert is entitled to indemnification in connection with the MEDIQ lawsuit filed in Delaware and accordingly, it is not possible to predict whether the Company will be obligated to incur expenses as a result of the lawsuit.


NOTE 4  - ACQUISITIONS

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

NOTE 5 - AMERICAN STOCK EXCHANGE

         On November 25, 1997, the Company received notification from the American Stock Exchange (AMEX) that the Company's shares will be delisted due to the Company's continuing failure to meet their listing guidelines and the adverse judgment concerning the MEDIQ note. The Company has appealed this decision to the AMEX. Failure to be listed on the AMEX may adversely affect the price of the Company's common stock and will adversely impact the ability of the Company's stockholders to sell their shares.


NOTE 6 - NEW FINANCIAL ACCOUNTING STANDARDS


         The Company adopted Statement 128, Earnings Per Share, in 1998. The 1997 earnings per share are also presented in accordance with Statement 128. Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion addresses the financial condition of the Company as of December 31, 1997 and the Company's results of operations for the three month period then ended, compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 21-33) for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K


GENERAL

         The Company made significant changes in its operations from 1994 to 1997, including the sale of six of the Company's seven freestanding behavioral healthcare facilities (and the divestiture of the Company's contract management business), so that the Company could focus on its Extended Care Services Division and Correctional Services Division. The Extended Care Services Division, which commenced operations in the Fall of 1993 has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division and has made recent changes designed to improve its profitability and cash flow. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contract awards in this growing industry. In fiscal 1997 and continuing into fiscal 1998, the Company further refined its strategy to achieve profitability. The Company has closed extended care operations in certain states because revenues have not been sufficient to achieve profitability, reduced operating and general and administrative costs and consolidated or outsourced billing and payroll functions. Further efforts are currently being analyzed to improve the cash flow from these operations which may include changes in the compensation of providers based on collections. The Company's strategic growth efforts are currently focused on its Correctional Services Division. The Company does not anticipate additional acquisitions in its Extended Care Services Division for the foreseeable future.

         As a result of the Company's continuing negative operating results, increases in accounts receivable and other factors, the Company has continued to experience difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. At December 31, 1997, the Company's current liabilities exceeded its current assets by $12,002,000. The Company's working capital deficit is primarily due to the classification of the MEDIQ Note as a current liability. On November 21, 1997, the New Jersey Superior Court entered a judgment against the Company and in favor of MEDIQ dismissing the Company's suit against MEDIQ. The Court's Order did not set forth a sum certain to which MEDIQ is entitled, although the Company anticipates that the amount is in the range of $11 to $11.5 million, based on a principal balance of $10,478,000 and accrued and unpaid interest on the Note of $931,000 and approximately $350,000 claimed by MEDIQ to be shown on its books as owed by MHM. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also filed a motion in the Appellate Division seeking summary reversal of the Court's action. On January 29, 1998, the Appellate Division denied the Company's request for summary disposition and dismissed the Company's appeal on the grounds that because the trial court's Order did not set forth a sum certain, the judgment was not final and not appealable. No action yet has been taken to make the judgment final and until then it cannot be enforced. If the judgment is made final, the Company intends to renew its appeal and motion for summary disposition. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications are ongoing. If the Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which are not likely to be available given the Company's financial condition, or will be required to fill for reorganization under Chapter 11 of the bankruptcy laws or liquidate.

         The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1997, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition or that the unfavorable judgment decisions against the Company in the MEDIQ litigation will not result in the Company's filing for reorganization under Chapter 11 of the bankruptcy laws or liquidation.

FINANCIAL POSITION - DECEMBER 31, 1997 COMPARED TO SEPTEMBER 30, 1997

         The Company's stockholders' deficit increased to $8,866,000 at December 31, 1997 from $8,270,000 at September 30, 1997 as a result of the losses for the three months ended December 31, 1997, of $601,000, offset partially by proceeds from the exercise of certain stock options. As presented in the accompanying Condensed Consolidated Statement of Cash Flows, the Company's cash balance declined from $195,000 at September 30, 1997 to a cash overdraft of $327,000 at December 31, 1997. The Company has a deficit in working capital at December 31, 1997, of $12,002,000 which represents an increase of $844,000 from the deficit at September 30, 1997 of $11,158,000. This increase is primarily attributable to borrowings of $500,000 on a line of credit with NationsBank N.A. and the Company's decrease in cash for the quarter. Also, the Company accrued, but did not pay, interest on the MEDIQ note of $262,000 for the quarter ended December 31, 1997. As a result, amounts due to MEDIQ (included in current liabilities) increased to $11,759,000 at December 31, 1997, from $11,497,000 at September 30, 1997. The Company's accounts receivable increased by $584,000 for the quarter due primarily to delays in the collection of accounts receivable in the Company's Extended Care Services Division. Notes receivable increased by $91,000 due to the reclassification of the entire principal balance of a note receivable which secures the MEDIQ debt as a long term asset. Estimated third party settlements payable decreased by $161,000 as a result of payments made by the Company during the quarter in settlement of prior cost reports.

RECENT CHANGES IN THE EXTENDED CARE SERVICES DIVISION

         During the fourth quarter of 1997 and the first quarter of 1998, the Company completed the closure of Extended Care operations in the State of Florida and in certain other states where there was minimal revenue. As a result, the Company was able to effect selected reductions in regional overhead expenses. Currently, Extended Care revenues are concentrated in the States of Massachusetts, Tennessee, Georgia and Pennslyvania. To further increase efficiency of operations, the Company has consolidated its payroll functions so that all payroll is processed directly from the corporate offices and has outsourced its billing and collection functions. In order to improve cash flows, the Company is analyzing the merits of changing its provider compensation system so that a fixed portion of each payment will be made at the time the service is rendered, and the balance will be paid at time of collection. There can be no assurance that any of the changes already made to date, or contemplated, will actually improve the cash flows of its division, or that they will not have a significant adverse impact on net revenues.

AMERICAN STOCK EXCHANGE

         On November 25, 1997, the Company received notification from the American Stock Exchange (AMEX) that the Company's shares will be delisted due to the Company's continuing failure to meet their listing guidelines and the adverse judgment concerning the MEDIQ note. The Company has appealed this decision to the AMEX. Failure to be listed on the AMEX may adversely affect the price of the Company's common stock and will adversely impact the ability of the Company's stockholders to sell their shares.

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

         Net revenues for the first quarter of 1998 were $8,463,000, an increase of 127% over the first quarter of 1997. This increased revenue base is the result of growth in the Company's Extended Care Services and Correctional Services Divisions. The Extended Care Services Division generated revenues for the first quarter of 1998 of $4,373,000 as compared to $2,232,000 for the first quarter of 1997. This increase is attributable primarily to the Apogee and Liberty Bay Colony acquisitions, offset in part by reduced revenues as a result of the shutdown of Extended Care Services operations in Florida in the fourth quarter of 1997. The Correctional Services Division generated revenues of $2,732,000 for the first quarter of 1998 due to the contracts with the States of Tennessee and Georgia which began in July 1997 and October 1997, respectively. The Company's one remaining freestanding facility, Mountain Crest, generated revenues of $1,358,000 for the first quarter of 1998 as compared to $1,497,000 for the first quarter of 1997. This decrease was attributable to fewer patients in the facility.

         Operating expenses for the first quarter of 1998 were $6,570,000, as compared to $2,830,000 in the prior year quarter. This significant increase was primarily attributable to the higher costs in the Company's Extended Services Division and the costs associated with the Company's Correctional Services Division, through which the Company began performing contracts for the States of Tennessee and Georgia in July 1997 and October 1997, respectively. In the Company's Extended Services Division, costs increased to $3,020,000 from $1,648,000 in the prior year quarter, principally as a result of the expenses associated with the operations of Apogee and Liberty Bay which were acquired in December 1996 and March 1997, respectively.

         General and administrative expenses during the first quarter of 1998 were $1,276,000, or 15% of net revenues, as compared to $1,197,000, or 32% of net revenues in the prior year quarter. The decrease is attributable to general and administrative costs remaining relatively fixed while Company net revenues increased by 127% over the first quarter of fiscal 1997.

         The provision for bad debts increased to $778,000 for the first quarter of 1998, as compared to $375,000 in the prior year quarter. As a percentage of net revenues, bad debt expense was 9%, compared to 10% in the prior year period. The increase in the provision for bad debts was primarily attributable to the operations acquired in the Company's Extended Care Services division in 1997.

         Depreciation and amortization expenses were $132,000 in the first quarter of 1998, compared to $69,000 in the first quarter of the prior year. The increase is attributable to higher amortization costs for goodwill and other intangible costs relating to the acquired operations in the Extended Care Services Division.

         Interest expense for the first quarter of 1998 totaled $328,000, compared to $264,000 in the prior year quarter. Of such expense, $262,000 related to the MEDIQ Note in the 1998 period, compared to $259,000 in the prior year. The remaining $66,000 in interest expense incurred in the first quarter of 1998 relates to interest on the Company's accounts receivable line of credit. No comparable interest was incurred during the 1997 period.

         The Company recognized other credits of $20,000 in the first quarter of 1998 as a result of interest income on invested cash balances (when available) and other miscellaneous income compared to other credits of $83,000 in the prior year period. This decrease is attributable to the fact that the Company did not recognize any income the first quarter of 1998 relating to its note receivable collateralizing the MEDIQ debt and also the greater availability of available cash in the first quarter of 1997.

         As a result of the foregoing, the Company recognized a net loss of $601,000 during the first quarter ended December 31, 1998, compared to a net loss of $923,000 in the prior year period. Operating results in the 1998 period were adversely affected by increased costs in the Company's Extended Care Services Division, which continued to operate unprofitably during the period. In addition, the Company's results were adversely affected by the initial costs associated with the Company's Correctional Services Division, which commenced operations in mid-1997. The Company is taking steps to lower costs overall in the Extended Care Services Division, which steps included closing extended care operations in the fourth quarter of 1997 in the States of Florida and certain other states with minimal revenues. The Company believes that it will be able to reduce costs in the Correctional Services Division by attracting additional contracts in that division, effecting contract modifications relating to pricing medication costs as well as reducing or eliminating the initial start-up costs associated with the division. However, there can be no assurance that the Company will be successful in its efforts to secure additional contracts in its Correctional Services Division or lower expenses in its Correctional Services and Extended Care Services Divisions or to operate profitably in either division.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1997, the Company had a cash overdraft of $327,000, compared to cash and cash equivalents of $195,000 at September 30, 1997. The significant decrease in available cash is the result of the Company using cash to fund continued operating losses.

         Cash used in operating activities was $757,000 for the first quarter of 1998, as compared to $983,000 for the prior year period. Cash was primarily used in the 1998 period to fund operating expenses and to fund a significant
increase of $584,000 in accounts receivable.   The Company has continued to
experience significant operating losses, and is continuing to seek opportunities to restructure its business to more profitable lines and to reduce operating expenses.


         Net cash provided by investing activities in the first quarter of 1998 of $6,000 consisted of reductions in other assets of $9,000 offset by acquisitions of new equipment of $3,000. Net cash from financing activities totaled $556,000, representing borrowings of $500,000 under the line of credit extended to the Company by NationsBank, N.A., and the bank overdraft of $327,000 offset in part by debt repayments primarily under the line of credit to Healthcare Financial Partners of $229,000. The Company anticipates limited capital expenditures for the remainder of 1998, consisting of minor purchases of office equipment as required to replace or old obsolete equipment. However, based upon the Company's financial condition and lack of liquidity and capital resources, there can be no assurance that the Company will have sufficient resources for these capital expenditures.

         As of December 31, 1997, the Company had a cash overdraft of $327,000. The Company has continued to experience significant negative cash flow from operations. The Company continues to seek additional sources of debt and equity financing. However, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its obligations to MEDIQ. On February 10, 1997, the Company filed a complaint in Superior Court of New Jersey - Law Division against MEDIQ Incorporated ("MEDIQ") alleging that the note that was executed in connection with the distribution of the Company's stock to MEDIQ's stockholders (the "MEDIQ Note") is invalid on the grounds that MEDIQ breached its obligations to the Company in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The Company asked the Court to declare the MEDIQ null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. By letter dated February 11, 1997, the Company received notice from MEDIQ that, as a result of the Company's failure to make the February installment under the MEDIQ Note, MEDIQ accelerated all principal and interest due under the MEDIQ Note.

         On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company suit against MEDIQ. The Court's Order did not set forth a sum certain to which MEDIQ is entitled, although the Company anticipates that the amount is in the range of $11 to $11.5 million, based on a principal balance of $10,478,000 and accrued and unpaid interest on the Note of $931,000 and approximately $350,000 claimed by MEDIQ to be shown on its books as owed by MHM. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also filed a motion in the Appellate Division seeking summary reversal of the Court's action. On January 29, 1998, the Appellate Division denied the Company's request for summary disposition and dismissed the Company's appeal on the grounds that because the trial court's Order did not set forth a sum certain, the judgment was not final and not appealable. No action yet has been taken to make the judgment final and until then it cannot be enforced. If the judgment is made final, the Company intends to renew its appeal and motion for summary disposition. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications are ongoing. If the judgment is made final and Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which are not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws or liquidate.

         Cash flows from operations are not sufficient to permit payment of the MEDIQ judgment or repayment of the MEDIQ Note. As of December 31, 1998, the Company's current liabilities exceeded its current assets by $12,002,000. At such date, current liabilities include $11,759, 000 due to MEDIQ, representing the MEDIQ Note, accrued interest thereon and other accrued expenses related to the obligation. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1997, and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty generating sufficient cash flows to meet its obligations and sustain its operations and, as a result, may not be able to meet its other obligations. As a result of the Company's continued negative operating results and delays in collections of accounts receivable, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations.
With respect to its efforts to reduce operating expenses, the Company closed extended care services provided in the State of Florida and certain other states with limited revenue. The Company may close or sell additional operations in its Extended Care Services Operations or may change the method of reimbursement for providers to payment based on cash collections. The Company's liquidity could be improved by accelerated collection of outstanding receivables, significant reductions in the operating losses of the Company's remaining businesses and reductions in overhead and obtaining additional capital and/or financing sources. However, to date the Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. The Company believes that it will be unable to raise additional capital without obtaining modifications to its financial obligations to MEDIQ.

         As discussed above, the Company intends to continue to pursue opportunities to reduce operating expenses, increase profitability, and obtain additional financing in an effort to improve its liquidity, financial condition and to continue its operations. However, there can be no assurance that the Company will be able to implement all or any of these strategies or, if implemented, that such strategies will be successful. The Company does not believe that it will be able to secure additional financing unless it is successful in obtaining significant modifications to its obligations to MEDIQ. If the Company is not able to pay the MEDIQ judgment, obtain modification of its obligations to MEDIQ, or to secure additional financing, the Company currently anticipates that it will be forced to file for reorganization or liquidation under the bankruptcy laws.

         This report includes forward-looking statements based on managements' current plans and expectations, relating to, among other matters, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continuing operating losses, the amount and timing of government reimbursement of third party payor claims, the ability of the Company to resolve its MEDIQ obligation and related matters. For additional information, please refer to the Company Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         At December 31, 1997, the Registrant did not have any market risk exposure categories, as defined in Item 305 of Regulation S-K and, therefore, no related market risks.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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

         On November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. The adverse decision dismissed the Company suit against MEDIQ. The Court's Order did not set forth a sum certain to which MEDIQ is entitled, although the Company anticipates that the amount is in the range of $11 to $11.5 million, based on a principal balance of $10,478,000 and accrued and unpaid interest on the Note of $931,000 and approximately $350,000 claimed by MEDIQ to be shown on its books as owed by MHM. The Court also denied the Company's request for a stay in the entry or execution of judgment.

         The Company filed an appeal with the Appellate Division of the New Jersey Supreme Court. The Company also filed a motion in the Appellate Division seeking summary reversal of the Court's action. On January 29, 1998, the Appellate Division denied the Company's request for summary disposition and dismissed the Company's appeal on the grounds that because the trial court's Order did not set forth a sum certain, the judgment was not final and not appealable. No action yet has been taken to make the judgment final and until then it cannot be enforced. If the judgment is made final, the Company intends to renew its appeal and motion for summary disposition. If necessary, the Company will renew with the Appellate Division its request for a stay pending the appeal. The Company has had communications with MEDIQ concerning settlement, which communications are ongoing. If the judgment is made final and Company is unable to obtain a stay on appeal, MEDIQ will be free to commence collection efforts under the judgment. The Company does not have sufficient funds to pay the MEDIQ judgment or to collateralize the judgment on appeal. Further, the Company does not have any readily available source of financing that will permit it to make such payment, if required to do so. Accordingly, if the MEDIQ judgment is sustained and MEDIQ seeks to recover its judgment, the Company will be forced to seek additional sources of debt or equity financing, which are not likely to be available given the Company's financial condition, or will be required to file for reorganization under Chapter 11 of the bankruptcy laws or liquidate.


         On December 24, 1997, MEDIQ, filed a lawsuit in the Superior Court for the State of Delaware against Michael Pinkert, the Chief Executive Officer and Chairman of the Board of the Company, alleging, among other things, breach of fiduciary duty to MEDIQ and demanding judgment in an unspecified amount in excess of

$100,000, plus prejudgment interest, attorneys' fees and costs. Pending settlement discussions, MEDIQ has agreed to postpone the time within which Mr. Pinkert must reply to the suit. Mr. Pinkert denies the allegations and intends to vigorously defend the action. The Company's Certificate of Incorporation provides directors and officers of the Company with certain rights of indemnification for amounts paid in connection with pending or threatened actions filed against such persons by reason of acting in such capacities.
Such indemnification is payable upon a determination by the Company's Board of Directors that such person has met the standard for indemnification. The Company's Board of Directors has not yet considered whether Mr. Pinkert is entitled to indemnification in connection with the MEDIQ lawsuit filed in Delaware and accordingly, it is not possible to predict whether the Company will be obligated to incur expenses as a result of the lawsuit.

         In December 1997, the former President and majority stockholder of Supportive Counseling Care ("SCC") filed a lawsuit against the Company alleging, among other things, breach of employment contract, employment discrimination, discrimination under the American With Disabilities Act and wrongful termination, and seeking unspecified general and compensatory damages, interest, unspecified punitive damages, attorneys' fees and costs and a declaratory judgment. The Company continues to evaluate the merits of this lawsuit, and has retained counsel for its defense.

         The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation other than described above, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In connection with the dispute with MEDIQ described in Item 1 above, on filing the lawsuit, the Company began withholding payments to MEDIQ, commencing with the February 1997 installment. As a result of the ensuing litigation on November 21, 1997, the New Jersey Superior Court, Law Division, Camden County, entered a summary judgment against the Company and in favor of MEDIQ. See Item 1.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         27 Financial Data Schedule

b)       Reports on Form 8-K

         Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exhange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated February 27, 1998                     MHM SERVICES, INC.

                                            /s/ MICHAEL PINKERT
                                            ---------------------------------
                                            Michael Pinkert
                                            Principal Executive and Financial
                                            Officer