Form 10-Q
period 1998-03-31
MHM SERVICES INC
filed 1998-05-15
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ending: March 31, 1998

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


     Registrant's telephone number, including area code: (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No   X
                                              ----     ----

         As of May 7, 1998, there were 3,525,848 shares of Common Stock, par value $.01 per share outstanding.

                             MHM SERVICES, INC.
                              AND SUBSIDIARIES

                        QUARTER ENDED MARCH 31, 1998

                                    INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------
PART I.     FINANCIAL INFORMATION
      Item 1.     Financial Statements

                  Condensed Consolidated Statements of Operations - Three and Six
                  Months Ended March 31, 1998 and 1997 (Unaudited)                                           4

                  Condensed Consolidated Balance Sheets - March 31, 1998 (Unaudited)
                  and September 30, 1997                                                                     5

                  Condensed Consolidated Statements of Cash Flows - Six Months Ended
                  March 31, 1998 and 1997 (Unaudited)                                                        6

                  Notes to Condensed Consolidated Financial                                                  7-11
                  Statements (Unaudited)

      Item 2.     Management's Discussion and Analysis of Financial Condition                                12-16
                  and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk                                 16

PART II.    OTHER INFORMATION

      Item 1.     Legal Proceedings                                                                          17

      Item 2.     Changes in Securities and Use of Proceeds                                                  17

      Item 3.     Defaults Upon Senior Securities                                                            17

      Item 4.     Submission of Matters to a Vote of Security Holders                                        18

      Item 5.     Other Information                                                                          18

      Item 6.     Exhibits and Reports on Form 8-K                                                           18

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 1998

PART I.                      FINANCIAL INFORMATION

                             Item 1. Financial Statements

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                             THREE MONTHS ENDED MARCH 31,        SIX MONTHS ENDED MARCH 31,
                                             ----------------------------       ----------------------------
                                                 1998          1997                  1998           1997
                                             -----------   --------------       ------------    ------------
 Net Revenues                                $ 7,560,000   $ 4,136,000          $ 16,023,000    $  7,865,000

 Costs and Expenses
    Operating                                  5,932,000     3,289,000            12,502,000       6,119,000
    General and Administrative                 1,334,000     1,161,000             2,610,000       2,358,000
    Provision for Bad Debts                      439,000       305,000             1,217,000         680,000
    Depreciation and Amortization                109,000        89,000               241,000         158,000
 Other (credits) charges
    Interest Expense - MEDIQ                     262,000       254,000               524,000         513,000
    Interest Expense - Other                      49,000        11,000               115,000          16,000
    Other                                         14,000       (62,000)               (6,000)       (145,000)
                                             -----------   -----------          ------------    ------------

 Net Loss                                    $  (579,000)  $  (911,000)         $ (1,180,000)   $ (1,834,000)
                                             ===========   ===========          ============    ============

 Loss per Share:                             $     (0.16)  $     (0.28)         $      (0.33)   $      (0.55)
                                             ===========   ===========          ============    ============

 Weighted Average Shares Outstanding           3,525,000     3,312,000             3,523,000       3,311,000
                                             ===========   ===========          ============    ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31, 1998    SEPTEMBER 30, 1997
                                                  --------------    ------------------
                                                    UNAUDITED          (SEE NOTE)

    Assets
    ------
Current Assets:
    Cash and Cash Equivalents                    $              -    $      195,000
    Accounts Receivable, Net                            5,384,000         4,491,000
    Prepaid Expenses                                      110,000           103,000
    Estimated Third Party Settlements                   2,106,000         1,910,000
    Other Current Assets                                  335,000           352,000
                                                 ----------------    --------------
       Total Current Assets                             7,935,000         7,051,000

Property, Plant and Equipment, Net                        432,000           531,000
Notes Receivable, Net                                   1,171,000         1,039,000
Restricted Cash                                           425,000           450,000
Deferred Rent                                             447,000           416,000
Other Assets                                              318,000           288,000
Goodwill, Net                                             737,000           766,000
Other Intangibles, Net                                    735,000           873,000
                                                 ----------------    --------------

Total Assets                                     $     12,200,000    $   11,414,000
                                                 ================    ==============

    Liabilities and Stockholders' Deficit
    -------------------------------------
Current Liabilities
    Cash Overdraft                               $        191,000    $            -
    Accounts Payable                                    1,262,000           975,000
    Accrued Expenses                                    3,905,000         3,308,000
    Accrued Expenses - MEDIQ Interest                   1,543,000         1,019,000
    Estimated Third Party Payor Settlements             2,005,000         2,187,000
    Current Maturities of Long Term Debt               11,193,000        10,720,000
                                                 ----------------    --------------
       Total Current Liabilities                       20,099,000        18,209,000


Long Term Debt, Less Current Maturities                 1,545,000         1,456,000

Other Liabilities                                               -            19,000

Stockholders' Deficit                                  (9,444,000)       (8,270,000)
                                                 ----------------    --------------

Total Liabilities and Stockholders' Deficit      $     12,200,000    $   11,414,000
                                                 ================    ==============

Note: The balance sheet at September 30, 1997 has been condensed from the audited financial statements at that date.

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                SIX MONTHS ENDED MARCH 31
                                                                                -------------------------
                                                                               1998                    1997
                                                                        --------------------    -------------------
Cash Flows from Operating Activities
------------------------------------
Net Loss                                                                $        (1,180,000)    $       (1,834,000)

Adjustments to Reconcile Net Loss to Net Cash
     Used in Operating Activities                                                   234,000                360,000
                                                                        --------------------    -------------------
Net Cash Used in Operating Activities                                              (946,000)            (1,474,000)

Cash Flows from Investing Activities
------------------------------------
Capital Expenditures                                                                 (3,000)               (73,000)
Acquisitions                                                                              -               (250,000)
Other                                                                                (5,000)              (237,000)
                                                                        --------------------    -------------------
Net Cash Used in Investing Activities                                                (8,000)              (560,000)

Cash Flows from Financing Activities
------------------------------------
Borrowings, Net                                                                     641,000                300,000
Cash Overdraft                                                                      191,000                      -
Proceeds from exercise of stock options                                               6,000
Debt Repayments                                                                     (79,000)              (334,000)
                                                                        --------------------    -------------------
Net Cash (Provided by) Used in Financing Activities                                 759,000                (34,000)

Decrease in Cash                                                                   (195,000)            (2,068,000)

Cash and Cash Equivalents
     Beginning Balance                                                              195,000              3,611,000
                                                                        --------------------    -------------------

     Ending Balance                                                     $                 -     $        1,543,000
                                                                        ====================    ===================

Supplemental Disclosure of Cash Flow Information
     Interest Paid (Refunded), Net                                      $           115,000     $          443,000
                                                                        ====================    ===================
     Income Taxes Paid                                                  $                 -     $         (653,000)
                                                                        ====================    ===================

Supplemental Disclosure of Non-cash Investing and Financing
     Activities
     Acquisitions - Portion Financed with Long Term Debt                $                 -     $          275,000
                                                                        ====================    ===================
     Acquisitions - Portion Financed by Issuance of common
         stock
                                                                        $                 -     $          100,000
                                                                        ====================    ===================

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MHM SERVICES, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three and six month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 1998, and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended March 31, 1998, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had incurred aggregated net losses of $24,369,000 for the three years and six months ended March 31, 1998, and had a stockholders' deficit of $9,444,000 as of March 31, 1998. The Company is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. At March 31, 1998, current liabilities exceeded current assets by $12,164,000 primarily due to the MEDIQ litigation as discussed in note 3. As further discussed in note 3, on November 21, 1997, the New Jersey Superior Court entered judgment against the Company in favor of MEDIQ. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         In 1996, the Company sold six of its seven freestanding behavioral health facilities due to the expectation of more profitable opportunities to grow the Extended Care Services Division and other specialty on-site healthcare services. The Company completed this process when on April 17, 1998, it purchased and then sold the assets comprising its last free standing psychiatric hospital operation, Mountain Crest Behavioral Healthcare System, located in Fort Collins, Colorado. These transactions are further discussed in
Note 7.

         Effective March 11, 1997, MHM Extended Care Services, Inc., a wholly owned subsidiary of MHM Services, Inc., obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. As of March 31, 1998, the Company had utilized substantially all of its borrowing capacity on this credit facility based on qualified accounts receivable. The Company has a $500,000 line of credit with NationsBank N.A., guaranteed by certain officers and directors of the Company. At March 31, 1998, $460,000 was drawn against this line of credit which was repaid from the net proceeds from the sale of the Mountain Crest facility.

         The Company has been awarded capitated contracts with the States of Tennessee and Georgia to provide mental health services to the inmates in their state correctional facilities. These contracts began on July 1, 1997 and October 1, 1997, respectively. On a full year basis, assuming revenues continue at the rate earned to date under the

                       MHM SERVICES, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


contracts, these are expected to generate approximately $10.4 million of revenues per year. The Company is pursuing additional correctional services contract opportunities.

         In April 1998, the Company completed its planned transition out of inpatient psychiatric care with the sale of its last psychiatric hospital operation (see Note 7). The Company has retained the investment banking firm of Shattuck Hammond Partners, Inc. to review and analyze the Company's operations. This review will allow Shattuck Hammond to assist the Company in its strategic planning, particularly with regard to the lines of business on which its efforts should be focused. It is anticipated that the review will include analyses of synergistic lines of business which the Company might add to its existing activities, as well as the desirability and feasibility of restructuring or divesting portions of the Company's current business. In connection with this retention, the Company has agreed to retain Shattuck Hammond to serve as its advisor, on mutually agreeable terms, in connection with any transaction that results from this analysis.

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

NOTE 3 - MEDIQ DEBT

As previously reported, on February 10, 1997, the Company had filed suit in New Jersey Superior Court against MEDIQ Inc., its former corporate parent, to void a promissory note in the principal amount of $11.5 million which MEDIQ required the Company to sign at the time the Company was spun off by MEDIQ. Payments have not been made on the note since February 1997. On November 21, 1997, the Court entered summary judgment in MEDIQ's favor on the Note, resulting in a final judgment against the Company for $11,783,423 which was entered on April 17, 1998. The judgment was filed as a domestic judgment in Virginia on May 6, 1998. The Company has collateralized a portion of the MEDIQ note with a $1.1 million note receivable. As previously noted, the Company does not have sufficient assets to pay the judgment, and could be compelled to seek protection under the bankruptcy laws were MEDIQ to take steps to enforce the judgment. On April 28, 1998, the Company filed its appeal in the Appellate Division of the Superior Court, together with a motion seeking summary reversal of the judgment on the ground that the court below was patently in error in its ruling. That appeal remains pending, and the Company is engaged in ongoing settlement discussions with MEDIQ.

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

                       MHM SERVICES, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 4 - ACQUISITIONS

LIBERTY BAY

         Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the Liberty Bay Agreement) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty

                       MHM SERVICES, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


Management), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The operating results are included in the Company's consolidated results of operations from the date of acquisition.


         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000. The purchase price was primarily allocated to intangible assets.
The note provides for quarterly interest payments at an annual rate of 9 percent and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20 percent of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Due to the losses from the acquired operations, the Company does not believe any additional consideration is currently due.

APOGEE

         Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition. As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7 percent and annual principal payments. The Company also agreed to pay Apogee additional consideration consisting of 20 percent of "net cash collected" (as such term is defined in the Apogee Agreement) from the acquired operations over a five year period commencing March 31, 1997. Due to the losses from the acquired operations, the Company does not believe any additional consideration is currently due.

NOTE 5 - AMERICAN STOCK EXCHANGE

         On March 25, 1997, the Staff of the American Stock Exchange initiated a review of the Company's continued eligibility for listing on the Exchange.
On May 8, 1997, representatives of the Company met with Exchange staff, and the Staff decided to continue the Company's listing pending review of the Company's June 30, 1997 Form 10-Q. After the June 1997 filing, the listing was continued pending the Form 10-Q to be filed December 31, 1997. However, on November 26, 1997, two days after being informed that summary judgment had been entered in favor of MEDIQ in the litigation described in Note 3 of the financial statements, the Exchange notified the Company it again had determined to delist the Company's stock. After meeting with Company officials on January 8, 1998, the Exchange once more continued the Company's listing , until January 30, 1998, pending possible settlement of the MEDIQ lawsuit. On February 3, 1998, noting that the MEDIQ lawsuit still had not been settled, the Exchange staff notified the Company of its intent to remove the Company's stock from the Exchange. The Company appealed that decision to the Securities Committee of the Exchange. A hearing was held on April 30, 1998, and a decision is pending. The Exchange Staff has stated that in the event a final decision is made to delist the Company's stock, the staff will assist the Company in arranging for an alternate means for trading of its stock so as to not adversely impact the shareholders' ability to purchase and sell the Company's stock. Failure to be listed on the AMEX may materially adversely affect the price of the Company's common stock and will adversely impact the ability of the Company's stockholders to sell their shares.

                       MHM SERVICES, INC AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


NOTE 6 - CONTINGENCY

         The Company has become aware that a claim for a refund of certain Medicare payments is being made against a mental health practice group to which a subsidiary of the Company previously provided management services. The claim is being asserted by the Medicare fiscal intermediary which was responsible for processing and paying the practice group's bills for Medicare payments, and apparently arises from post-payment review by the Intermediary of Medicare reimbursement previously paid to the group. The claim, which seeks approximately $1.7 million in refunds, relates to Medicare reimbursement paid to the group prior to any involvement of the Company's subsidiary as well as during the period in which management services were provided to the group. No claim has been asserted against the Company or its subsidiary, and the Company does not believe that it has any liability with respect to the claims made against the practice group.

NOTE 7 - SUBSEQUENT EVENT

         On April 17, 1998, the Company sold its last inpatient psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado. The sale was the culmination of the Company's decision to withdraw from the provision of inpatient services. The hospital operations, together with certain assets previously leased by the Hospital, were sold to Poudre Valley Hospital, a general hospital in Fort Collins, for a cash purchase price of $5.2 million. As part of the transaction Poudre Valley also purchased the hospital's patient accounts receivable for an additional $738,000 and agreed to pay $50,000 per month to the Company for twelve months in return for the Company's agreement to provide consulting services. Prior to the transaction, the Company had subleased the hospital real estate and certain personal property from a third party. In connection with the sale to Poudre Valley Hospital, the Company acquired these assets for a purchase price of $2.7 million in cash and made additional payments totaling $373,000 to the sublessor and the prime lessor for accrued rent and as lease termination payments. As a result of the transaction, the Company expects to report a one time gain of approximately $1.9 million in its third quarter.

NOTE 8 - NEW FINANCIAL ACCOUNTING STANDARDS

         The Company adopted Statement 128, Earnings Per Share, in 1998. The 1997 loss per share amounts are also presented in accordance with Statement
128. Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion addresses the financial condition of the Company as of March 31, 1998 and the Company's results of operations for the three and six month periods then ended, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 21-33) for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K.

GENERAL

         The Company made significant changes in its operations from 1994 to the present, including the sale of all of the Company's seven freestanding behavioral healthcare facilities (and the divestiture of the Company's contract management business), so that the Company could focus on its Extended Care Services Division and Correctional Services Division. The Extended Care Services Division, which commenced operations in the Fall of 1993 has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division and despite recent changes designed to improve its profitability and cash flow is uncertain as to the future of this division. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contract awards in this growing industry.

         In April 1998, the Company retained the investment banking firm of Shattuck Hammond Partners, Inc. to review and analyze the Company's operations. This review will allow Shattuck Hammond to assist the Company in its strategic planning, particularly with regard to the lines of business on which its efforts should be focused. It is anticipated that the review will include analyses of synergistic lines of business which the Company might add to its existing activities, as well as the desirability and feasibility of restructuring or divesting portions of the Company's current business. In connection with this retention, the Company agreed to retain Shattuck Hammond to serve as its advisor, on mutually agreeable terms, in connection with any transaction that results from this analysis.

         As a result of the Company's continuing negative operating results, increases in accounts receivable and other factors, the Company has continued to experience difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. At March 31, 1998, the Company's current liabilities exceeded its current assets by $12,164,000. The Company's working capital deficit is primarily due to the classification of the MEDIQ Note as a current liability.

         As previously reported, on February 10, 1997, the Company had filed suit in New Jersey Superior Court against MEDIQ Inc., its former corporate parent, to void a promissory note in the principal amount of $11.5 million which MEDIQ required the Company to sign at the time the Company was spun off by MEDIQ. Payments have not been made on the note since February, 1997. On November 21, 1997, the Court entered summary judgment in MEDIQ's favor on the Note, resulting in a final judgment against the Company for $11,783,423 which was entered on April 17, 1998. The judgment was filed as a domestic judgment in Virginia on May 6, 1998. The Company has collateralized a portion of the MEDIQ note with a $1.1 million note receivable. As previously noted, the Company does not have sufficient assets to pay the judgment, and could be compelled to seek protection under the bankruptcy laws were MEDIQ to take steps to enforce the judgment. On April 28, 1998, the Company filed its appeal in the Appellate Division of the Superior Court, together with a motion seeking summary reversal of the judgment on the ground that the court below was patently in error in its ruling. That appeal remains pending, and the Company is engaged in ongoing settlement discussions with MEDIQ.

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

FINANCIAL POSITION - MARCH 31, 1998 COMPARED TO SEPTEMBER 30, 1997

         The Company's stockholders' deficit increased to $9,444,000 at March 31, 1998 from $8,270,000 at September 30, 1997 as a result of the losses for the six months ended March 31, 1998, of $1,180,000, offset partially by proceeds from the exercise of certain stock options. As presented in the accompanying Condensed Consolidated Statement of Cash Flows, the Company's cash balance declined from $195,000 at September 30, 1997 to a cash overdraft of $191,000 at March 31, 1998. The Company had a deficit in working capital at March 31, 1998, of $12,164,000 which represents an increase of $1,006,000 from the deficit at September 30, 1997 of $11,158,000. This increased deficit is primarily attributable to borrowings of $460,000 on a line of credit with NationsBank N.A., the Company's decrease in cash and increases in accounts payable and accrued expenses. Also, the Company accrued, but did not pay, interest on the MEDIQ note of $524,000 for the six months ended March 31, 1998. As a result, amounts due to MEDIQ (included in current liabilities) increased to $12,021,000 at March 31, 1998, from $11,497,000 at September 30, 1997. The
Company's accounts receivable increased by $893,000 due primarily to delays in the collection of accounts receivable in the Company's Extended Care Services Division. Notes receivable increased by $132,000 due to the reclassification of the entire principal balance of a note receivable which secures the MEDIQ debt as a long term asset. Estimated third party settlements payable decreased by $182,000 as a result of payments made by the Company during the quarter in settlement of prior cost reports. Estimated third party settlements receivable increased by $196,000 due primarily to accrued cost reimbursement for the Company's Mountain Crest facility for the six month period ended March 31, 1998.

SIX MONTHS ENDED MARCH 31, 1998 COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

         Net revenues for the six months ended March 31, 1998 were $16,023,000 an increase of 104% over the same period of 1997. This increased revenue is the result of growth in the Company's Extended Care Services and Correctional Services Divisions. The Extended Care Services Division generated revenues for the six months ended March 31, 1998 of $8,013,000 as compared to $5,077,000 for the six months ended March 31, 1997. This increase is attributable primarily to the Apogee and Liberty Bay Colony acquisitions, offset in part by reduced revenues as a result of the shutdown of Extended Care Services operations in certain states in the fourth quarter of 1997. The Correctional Services Division generated revenues of $5,424,000 for the six months ended March 31, 1998 due to the contracts with the States of Tennessee and Georgia which began in July 1997 and October 1997, respectively. The Company's one remaining freestanding facility, Mountain Crest (subsequently sold), generated revenues of $2,585,000 for the six months ended March 31, 1998 as compared to $2,788,000 for the six months ended March 31, 1997. This decrease was attributable to lower census in the facility, changes in Medicare reimbursement and cost pressures from managed care.

         Operating expenses for the six months ended March 31, 1998 were $12,502,000, as compared to $6,119,000 for the six months ended March 31, 1997. This significant increase was attributable to the higher costs in the Company's Extended Services Division and the costs associated with the Company's Correctional Services Division, through which the Company began performing contracts for the States of Tennessee and Georgia in July 1997 and October
1997, respectively. General and administrative expenses during the six months ended March 31, 1998 were $2,610,000 or 16% of net revenues, as compared to $2,358,000 or 30% of net revenues during the six months ended March 31, 1997. The percentage decrease is attributable to general and administrative costs remaining relatively fixed while Company net revenues increased by 104% over the six months ended March 31, 1997.

         The provision for bad debts increased to $1,217,000 for the first six months of 1998, as compared to $680,000 in the six months ended March 31, 1997. The increase in the provision for bad debts was primarily attributable to increased bad debts relating to the operations acquired in the Company's Extended Care Services division in 1997. As a percentage of net revenues, bad debt expense was 8%, compared to 9% in the prior year period.

         Depreciation and amortization expenses were $241,000 for the six months ended March 31, 1998, compared to $158,000 for the six months ended March 31, 1997. The increase is attributable to higher amortization costs for goodwill and other intangible costs relating to the acquired operations in the Extended Care Services Division.

         Interest expense for the six months ended March 31, 1998 totaled $639,000, compared to $529,000 for the six months ended March 31, 1997. Of such expense, $524,000 related to the MEDIQ Note for the six months ended March
31, 1998, compared to $513,000 for the six months ended March 31, 1997.   The
remaining $115,000 in interest expense incurred in the six months ended March 31, 1998 relates primarily to interest on the Company's accounts receivable line of credit and indebtedness relating to Extended Care Services Division acquisitions. The line of credit did not exist in the 1997 period and the level of acquisition debt was significantly lower.

         The Company recognized other credits of $6,000 in the six months ended March 31, 1998, compared to other credits of $145,000 in the six months ended
March 31, 1997.   The higher credits in the 1997 period are due to the fact
that for fiscal 1998, the Company ceased the recognition of further interest income on its note receivable.

         As a result of the foregoing, the Company recognized a net loss of $1,180,000 during the six months ended March 31, 1998, compared to a net loss of $1,834,000 for the comparable prior year period.

SECOND QUARTER, 1998 COMPARED TO SECOND QUARTER 1997

         Net revenues for the second quarter of fiscal 1998 were $7,560,000 an increase of 83% over the same period of 1997. This increased revenue is the result of growth in the Company's Extended Care Services and Correctional Services Divisions. The Extended Care Services Division generated revenues for the second quarter of fiscal 1998 of $3,641,000 as compared to $2,640,000 for the second quarter of fiscal 1997. This increase is attributable primarily to the Apogee acquisition, offset in part by reduced revenues as a result of the shutdown of Extended Care Services operations in certain states in the fourth quarter of 1997. The Correctional Services Division generated revenues of $2,691,000 for the second quarter of fiscal 1998 due to the contracts with the States of Tennessee and Georgia which began in July 1997 and October 1997, respectively. The Company's one remaining freestanding facility, Mountain Crest (subsequently sold), generated revenues of $1,228,000 for the second quarter of fiscal 1998 as compared to $1,496,000 for the second quarter of fiscal 1997. This decrease was attributable to lower census in the facility, changes in Medicare reimbursement and cost pressures from managed care.

         Operating expenses for the second quarter of fiscal 1998 were $5,932,000, as compared to $3,289,000 for the second quarter of fiscal 1997. This significant increase was attributable to the higher costs in the Company's Extended Care Services Division and the costs associated with the Company's Correctional Services Division, through which the Company began performing contracts for the States of Tennessee and Georgia in July 1997 and October
1997, respectively.   General and administrative expenses during the second
quarter of fiscal 1998 were $1,334,000 or 18% of net revenues, as compared to $1,161,000 or 28% of net revenues in the prior year quarter. The percentage decrease is attributable to general and administrative costs remaining relatively fixed while Company net revenues increased by 83% over the second quarter of fiscal 1997.

         The provision for bad debts increased to $439,000 for the first quarter of 1998, as compared to $305,000 in the second quarter of fiscal 1997. The increase in the provision for bad debts was primarily attributable to the operations acquired in the Company's Extended Care Services division in 1997. As a percentage of net revenues, bad debt expense was 6%, compared to 7% in the prior year period.

         Depreciation and amortization expenses were $109,000 for the second quarter of fiscal 1998, compared to $89,000 for the second quarter of fiscal 1997. The increase is attributable to higher amortization costs for goodwill and other intangible costs relating to the acquired operations in the Extended Care Services Division.

         Interest expense for the second quarter of fiscal 1998 totaled $311,000, compared to $265,000 for the second quarter of fiscal 1997. Of such expense, $262,000 related to the MEDIQ Note for the second quarter of fiscal 1998, compared to $254,000 for the second quarter of fiscal 1997. The remaining $49,000 in interest expense incurred in the second quarter of fiscal 1998 relates primarily to interest on the Company's accounts receivable line of credit and acquisition indebtedness relating to Extended Care Services Division acquisitions. The line of credit did not exist in the 1997 period and the level of acquisition debt was lower.

         The Company recognized other charges of $14,000 in the second quarter of fiscal 1998, compared to other credits of $62,000 in the second quarter of fiscal 1997. The higher credits in the 1997 period are due to the fact that for fiscal 1998, the Company stopped recognizing any interest income on its note receivable.

         As a result of the foregoing, the Company recognized a net loss of $579,000 during the second quarter of fiscal 1998, compared to a net loss of $911,000 for the comparable prior year period.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, the Company had a cash overdraft of $191,000, compared to cash and cash equivalents of $195,000 at September 30, 1997. This decline in cash is due primarily to continued operating losses, increases in accounts receivable and lack of access to additional capital.

         Cash used in operating activities was $946,000 for the six months ended March 31, 1998. Cash was primarily used to fund operating losses and an increase in accounts receivable due primarily to the growth of the Extended Care Services Division. Net cash used in investing activities for the six months ended March 31, 1998 consisted of reductions in other assets of $5,000 and acquisitions of new equipment of $3,000. Net cash provided by financing activities totaled $759,000 for the six months ended March 31, 1998 primarily representing net borrowings of $641,000 on the Company's lines of credit and the bank overdraft of $191,000. The Company anticipates limited capital expenditures for the remainder of fiscal 1998, consisting of minor purchases of office equipment as required to replace old or obsolete equipment. However, based on the Company's financial condition and lack of liquidity and capital resources, there can be no assurance that the Company will have sufficient resources for these capital expenditures.

         As of March 31, 1998, the Company had a cash overdraft of $191,000 with little or no capacity on its lines of credit for additional borrowings. The situation has been somewhat mitigated by the subsequent sale of the Mountain Crest operation. However, the Company continues to experience cash flow difficulties and continues to seek additional sources of debt and equity financing. However, given the Company's financial condition it is unlikely that the Company will be successful unless the Company is able to significantly reduce its obligations to MEDIQ. As previously reported, on February 10, 1997, the Company had filed suit in New Jersey Superior Court against MEDIQ Inc., its former corporate parent, to void a promissory note in the principal amount of $11.5 million which MEDIQ required the Company to sign at the time the Company was spun off by MEDIQ. On November 21, 1997, the Court entered summary judgment in MEDIQ's favor on the Note, resulting in a final judgment against the Company for $11,783,423 entered on April 17, 1998, and filed as a domestic judgment in Virginia on May 6, 1998. As previously noted, the Company does not have sufficient assets to pay the judgment, and could be compelled to seek protection under the bankruptcy laws were MEDIQ to take steps to enforce the judgment. On April 28, 1998, the Company filed its appeal in the Appellate Division of the Superior Court, together with a motion seeking summary reversal of the judgment on the ground that the court below was patently in error in its ruling. That appeal remains pending, and the Company is engaged in ongoing settlement discussions with MEDIQ.

         Cash flows from operations are not sufficient to permit payment of the MEDIQ judgment or repayment of the MEDIQ Note. As of March 31, 1998, the Company's current liabilities exceeded its current assets by $12,164,000. At such date, current liabilities include $12,021,000 due to MEDIQ representing the MEDIQ note, accrued interest and other accrued expenses relating to the obligation. In addition, as reflected in the financial statements of the Company for the fiscal year ended September 30, 1997 and the report of the Company's independent auditors thereon, the Company has been experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations.

         Effective March 11, 1997, MHM Extended Care Services, Inc., a wholly owned subsidiary of MHM Services, Inc., obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. As of March 31, 1998, the Company had utilized substantially all of its borrowing capacity on this credit facility based on qualified accounts receivable. The Company has a $500,000 line of credit with NationsBank N.A., guaranteed by certain officers and directors of the Company. At March 31, 1998, $460,000 was drawn against this line of credit which was repaid from the proceeds of the Mountain Crest sale.

         As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government funded payors, as well as other administrative delays by third party payors, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. The Company's liquidity could be improved by accelerated collection of receivables, significantly reducing the operating losses of the Company's remaining businesses and reductions in overhead and obtaining additional capital and/or financing sources. However, to date the Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. The Company believes that it will be unable to raise additional capital without obtaining modification to its financial obligations to MEDIQ. If the Company is unable to enhance its liquidity the Company may be required to renegotiate the terms of its financial obligations, significantly curtail its operations or otherwise reduce expenses.

AMERICAN STOCK EXCHANGE

         On March 25, 1997, the Staff of the American Stock Exchange initiated a review of the Company's continued eligibility for listing on the Exchange.
On May 8, 1997, representatives of the Company met with Exchange staff, and the Staff decided to continue the Company's listing pending review of the Company's June 30, 1997 Form 10-Q. After the June 1997 filing, the listing was continued pending the Form 10-Q to be filed December 31, 1997. However, on November 26, 1997, two days after being informed that summary judgment had been entered in favor of MEDIQ in the litigation described in Note 3 of the financial statements, the Exchange notified the Company it again had determined to delist the Company's stock. After meeting with Company officials on January 8, 1998, the Exchange once more continued the Company's listing, until January 30, 1998, pending possible settlement of the MECIQ lawsuit. On February 3, 1998, noting that the MEDIQ lawsuit still had not been settled, the Exchange staff notified the Company of its intent to remove the Company's stock from the Exchange. The Company appealed that decision to the Securities Committee of the Exchange. A hearing was held on April 30, 1998, and a decision is pending. The Exchange Staff has stated that in the event a final decision is made to delist the Company's stock, the staff will assist the Company in arranging for an alternate means for trading of its stock. Failure to be listed on the AMEX may materially adversely affect the price of the Company's common stock and will adversely impact the ability of the Company's stockholders to sell their shares.

         This report includes forward-looking statements based on managements' current plans and expectations, relating to, among other matters, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operation to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continuing operating losses, the amount and timing of government reimbursement of third party payor cliams, the ability of the Company to resolve its MEDIQ obligation and related matters. For additional information, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 1998, the Registrant did not have any market risk exposure categories as defined in Item 305 of Regulation S-K, and therefore, no related market risk.

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         As previously reported, on February 10, 1997, the Company had filed suit in New Jersey Superior Court against MEDIQ Inc., its former corporate parent, to void a promissory note in the principal amount of $11.5 million which MEDIQ required the Company to sign at the time the Company was spun off by MEDIQ. Payments have not been made on the note since February 1997. On November 21, 1997, the Court entered summary judgment in MEDIQ's favor on the Note, resulting in a final judgment against the Company for $11,783,423 which was entered on April 17, 1998. The judgment was filed as a domestic judgment in Virginia on May 6, 1998. The Company has collateralized a portion of the MEDIQ note with a $1.1 million note receivable. As previously noted, the Company does not have sufficient assets to pay the judgment, and could be compelled to seek protection under the bankruptcy laws were MEDIQ to take steps to enforce the judgment. On April 28, 1998, the Company filed its appeal in the Appellate Division of the Superior Court, together with a motion seeking summary reversal of the judgment on the ground that the court below was patently in error in its ruling. That appeal remains pending, and the Company is engaged in ongoing settlement discussions with MEDIQ.

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

         In December 1997, the former President and majority stockholder of Supportive Counseling Care ("SCC") filed a lawsuit in California state court against the Company alleging, among other things, breach of employment contract, employment discrimination, discrimination under the American With Disabilities Act and wrongful termination, and seeking unspecified general and compensatory damages, interest, unspecified punitive damages, attorneys' fees and costs and a declaratory judgment. Counsel for the Company removed the case to the United States District Court for the District of California. Plaintiff responded by voluntarily dismissing her case on or about January 26, 1998. Her counsel has stated his intention to refile the case in state court without the federal claims.

         The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation other than described above, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.


ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS
                            (not applicable)


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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 (not applicable)

ITEM 5.          OTHER INFORMATION
                 (not applicable)

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8K

a)               Exhibits
                 27 Financial Data Schedule

b)               Reports on Form 8-K
                 (not applicable)

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 15, 1998                               MHM Services, Inc.

                                                 /s/ MICHAEL PINKERT
                                                 Principal Executive and Chief
                                                 Financial Officer