Form 10-K/A
period 1997-09-30
MHM SERVICES INC
filed 1998-07-08
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        ---------------------------------

                                    FORM 10-K/A 1

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


PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



NAME                                           AGE                     POSITIONS WITH THE COMPANY
----                                           ---                     --------------------------
Michael S. Pinkert                              56                      President, Chief Executive Officer and
                                                                        Director

John L. Silverman (1)(2)                        56                      Director

Richard Freedman (1)(3)                         44                      Director

William P. Ferretti (2)(3)                      54                      Director

Steven H. Wheeler                               34                      Executive Vice President - Operations and
                                                                        Director

Lee Calligaro                                   55                      Vice President and General Counsel

Robert W. May                                   37                      Vice President - Development



-----------------
 (1)   Became a Director February 1998
 (2)   Member of the Compensation and Stock Option Committee
 (3)   Member of the Audit Committee




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



         John L. Silverman became a Director of the Company in January 1998. Mr. Silverman is currently an independent consultant to the healthcare industry. For the past three years, he served as the Chief Executive Officer of AsiaCare, Inc., a southeast Asian healthcare investment company. From 1990 to August 1997, he was the Vice President and Chief Financial Officer of Chi Systems, Inc., a healthcare consulting company. Mr. Silverman is currently a Director of Integrated Health Services, Inc. and Superior Consultant Holding Corporation and several private companies.

         Richard Freedman became a Director of the Company in February 1998. Mr. Freedman is currently an independent investor. In 1992 Mr. Freedman was a founder of Prism Health Group, Inc., and served as Executive Vice President and General Counsel until 1997. From 1990 to 1992 he served as Executive Vice President of Oakwook Living Centers, Inc.



         William P. Ferretti has been a Director of the Company since August 1996. Mr. Ferretti has been Chief Executive Officer of Medstar Television, Inc. (producer and syndicator of televised medical news) since 1982 and also is a Director of U.S. Physicians, Inc. (physician practice management services) and Vitas Healthcare Corporation (provider of hospice services) and a general partner of the NEPA Venture Fund -II (venture capital firm).



         Steven H. Wheeler joined the Company in May 1994 and has served as Vice President-Operations since December 1997. Prior thereto, he served as Vice President - Integrated Delivery Systems. Before joining the Company, Mr. Wheeler was Director of Business Development/Operations for Florida Psychiatric Group from April 1993 to February 1994, General Manager, Psych Options, Inc. from March 1992 to April 1993, and Regional Director of Operations, Merit Behavioral Care Corporation (formerly American Biodyne) from May 1990 to February 1992.



         Lee Calligaro is General Counsel, Vice President and Assistant Secretary. He joined the Company on February 1, 1997. Previously, Mr. Calligaro served as Vice President and General Counsel for United Psychiatric Group, Washington, D.C. an operator of psychiatric hospitals and other mental healthcare programs, from June 1994 to February 1997. Mr. Calligaro was a senior partner in the law firm of Calligaro and Mutryn, P.C. from June 1986 to June 1994, with an emphasis in healthcare law.



         Robert May has been an employee of the Company for four years and was promoted in December 1997 to Vice President of Development. Previously, he served in other managerial positions with the Company including Regional Vice President and Director of the PASARR program. Prior to joining the Company, Mr. May was Vice President/Administrator, Tallahassee Memorial Regional Medical Center, Psychiatric Center, Tallahassee, Florida.



         Directors are elected annually to serve until the next annual meeting and until the election and qualification of their successors. Subsequent to the last stockholders' meeting, Kenneth A. Kessler, M.D. resigned from the Board of Directors (February 1998). Officers are elected annually by the Board and serve at the discretion of the Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION



Summary Compensation Table

            The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1997 (collectively "Named Executive Officers")



                                               Annual Compensation           Long Term
          Name and                             -------------------          Compensation                  All Other
     Principal Position            Year        Salary $    Bonus $        Stock Options (#)          Compensation $ (1)
     ------------------            ----        --------    -------        -----------------          ------------------
Michael S. Pinkert                 1997       253,293         -               60,000                       18,483
 President & Chief                 1996       297,000         -                 -                           5,237
 Executive Officer                 1995       297,000         -                 -                           5,290

Steven H. Wheeler                  1997       124,202         -               30,000                        7,442
 Vice President-                   1996       105,000         -                 -                           6,588
 Operations                        1995        95,000         -               10,000                        5,000




-----------------
         1. Amounts reported represent the total of automobile allowances and Company contributions to the 401(k) plan.




Compensation of Directors

         Directors who are employees of the Company receive no additional compensation for their services as Directors or as members of committees of the Board of Directors. Non-employee Directors receive an annual Director's fee of $10,000 for their services in such capacities. In 1993 the Company adopted a Stock Option Plan for Non-Employee Directors. All options granted under this plan vest 20% at date of grant with the remaining 80% vesting ratably over four years subject to a director continuing to serve on the Board. Options granted expire ten years from the date of original grant. On January 30, 1997, the Company granted 10,000 options to William Ferretti and 10,000 options to Kenneth A. Kessler, M.D. In February 1998, Dr. Kessler resigned as a Director and all nonvested options were terminated. Additionally Messrs. Silverman and Freedman were granted 12,500 options each at the time they became Directors in January 1998.

Stock Options Granted

         The following table summarizes stock options granted during fiscal 1997 to the Company's Named Executive Officers.







                                                                                              Potential Realizable
                                                                                                Value at Assumed
                                                                                              Annual Rates of Stock
                                                   Individual Grants                         Price Appreciation for
                                                                                                Option Term (1)
--------------------------------------------------------------------------------      ---------------------------------
                                               Percent of Total
                                               Options Granted      Exercise or
                              Options          to Employees in      Base Price    Expiration
        Name                Granted (2)          Fiscal Year        ($/Share)        Date          5%           10%
        ----                -----------          -----------        ---------        ----          --           ---
Michael S. Pinkert               60,000               41.4%              1.25          7/8/07     47,170       119,530
Steven H. Wheeler                 5,000                3.4%               .50         1/30/07      1,570         3,985
                                 25,000               17.2%              1.25          7/8/07     19,655        49,800




--------------
1. The information in these columns illustrates the value that might be realized upon exercise of the options assuming the specified compound rates of appreciation of the Company's common stock from its value as of the date of the grant over the term of the options. The potential realizable value columns are based on the total amount of options granted. However, the total amount may not become exercisable (see Note
      2). In addition, the amounts reflected do not take into account amounts required to be paid for federal or state income taxes. The amounts also do not reflect the effect of option provisions regarding termination of the option following termination of employment or nontransferability requirements. These amounts were calculated based on requirement of the Securities and Exchange Commission and do not necessarily reflect the Company's estimate of future stock price growth.



 2. The options indicated become exercisable in 20% installments over a five year period commencing on the first anniversary of the grant date.



Report on Repricing of Options

         As of January 30, 1997, all outstanding options for the Company's stock were repriced to reflect market pricing. Following is a summary of option repricing for the Company's Named Executive Officers:







                                             Number of         Market Price       Exercise                   Length of Original
                                             Securities         of Stock at    Price at Time       New        Option Remaining
                                             Underlying           Time of      of Repricing      Exercise        at Date of
      Name                  Date          Options Repriced     Repricing ($)        ($)          Price ($)       Repricing
  -----------              ------        ------------------   ---------------  -------------     ---------   -------------------
Michael S. Pinkert        1/30/97                 90,000            $.50            $3.75         $.50           80 months

Steve Wheeler             1/30/97                 10,000            $.50            $3.00         $.50           93 months



See the Report of the Compensation Committee for further discussion of the reasons for the option repricing and the basis for the repricing.

Aggregated Option and Fiscal Year-End Option Value Table

         The following sets forth information concerning the September 30, 1997 value of the exercisable and unexercisable options held by each of the Named Executive Officers. No stock options were exercised during fiscal 1997 by any of the Named Executive Officers.




                                                     Total Number of Unexercised      Value of Unexercised In-The-
                                                              Options #               Money Options at Year End $
                          Shares                    -----------------------------    ------------------------------
                        Acquired on      Value
                         Exercise       Realized    Exercisable     Unexercisable     Exercisable    Unexercisable
                        -----------    ----------   -----------    --------------    -------------  ---------------
Michael S. Pinkert          -               -           90,000          60,000          $78,750          $7,500
Steve Wheeler               -               -            4,000          36,000           $3,500         $12,750



The value of the unexercised in-the-money options does not reflect executory costs or the impact of federal or state income taxes and may be impacted by subsequent changes in the market price of the Company's stock.



Board Compensation Committee Report on Executive Compensation

         Compensation arrangements for the Company's executive officers are determined by the Company's Board of Directors by reference to a survey of compensation trends by position among hospital management companies. This survey was prepared by an independent management compensation consultant. The Company's base compensation levels have averaged at the median for the industry, with incentive compensation, if any, enabling the Company's executive officers to receive additional compensation if the Company's financial objectives are attained. The companies surveyed included some of, but are not limited to, the companies represented in the peer group index in the performance graph following this report. This survey was used as a basis for comparison because it included a broad spectrum of hospital management companies, including the Company. Since August 1993, the Compensation and Stock Option Committee (the "Committee") has reviewed compensation levels of the Company's employees and determined guidelines for the future, including incentive compensation. The Committee is also authorized to grant stock options to officers and key employees of the Company pursuant to the Company's 1993 Stock Option Plan, and to determine the terms of such options.



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



         In January 1997 the Board of Directors approved the repricing of all outstanding stock options previously awarded to employees and directors to reflect current market conditions for the Company's common stock. The Compensation Committee made the decision to reprice the options based on their belief that the decline in the Company's stock price since the original grants was significant enough such that the outstanding options no longer provided sufficient incentive to its employees. Consideration was given to the financial difficulties experienced by the Company, the risks assumed by the employees in light of these financial difficulties and the level of incentives deemed appropriate to retain employees.



         Changes in Mr. Pinkert's compensation, if any, would be determined by the Committee based upon its subjective analysis of his performance and the Company's overall performance. In 1997 Mr. Pinkert accepted a voluntary reduction in salary to help improve the Company's cash flow. In consideration of this reduction, he received stock options for an additional 60,000 shares based on a survey prepared by an independent management compensation consultant reporting to the Compensation Committee.



         The Company has an incentive compensation program which rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a percentage of the bonus potential based upon the percentage achievement of the Company's internal projected operating profit. Bonuses to be paid, if any, are determined based upon the amount by which the Company exceeds its projected operating profit and the allocation of a bonus pool among the plan participants. The bonus pool is based upon the amount by which the Company exceeds its projected operating profit, and can range from 25% to 100% of the amount over the Company's projected operating profit. Allocation factors include salary levels and individual performance evaluations. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance. For fiscal 1997, the Company did not meet its projected financial goals and, as a result, the Company's executive officers did not receive any bonus payments under this plan.



         In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement of shareholder value. As a general rule the options are subject to ratable vesting over a five year period.



         During fiscal 1997 the Company awarded options for 20,000 shares to Lee Calligaro at the time he joined the Company as Vice President and General Counsel. The Compensation Committee believes that such options were commensurate with his experience and abilities and representative of market compensation for similar positions in similar companies. The Company also awarded options for a total of 20,000 shares to Robert May who was promoted to Vice President of Development. Such awards were commensurate with the Company's development in the Correctional Services Division of the Company where Mr. May was instrumental in the Company winning long term contracts with the Tennessee and Georgia Departments of Correction. If the Company's executive officers create additional value for the Company's shareholders, evidenced by increases in the Company's stock price, the Company's executive officers will also benefit through appreciation of the potential value of outstanding stock options. The Committee believes that the long-term nature of stock options also encourages executive officers to remain in the employ of the Company.



Compensation and Stock Option Committee

William P. Ferretti
Kenneth Kessler (1)
H. Scott Miller (2)
Michael S. Sandler (3)



(1) Dr. Kessler resigned from the Board of Directors in February 1998 and at that time ceased to be a member of the Compensation and Stock Option Committee.
(2) Mr. Miller resigned from the Board of Directors in January 1997 and at that time ceased to be a member of the Compensation and Stock Option Committee.
(3) Mr. Sandler resigned from the Board of Directors in January 1997 and at that time ceased to be a member of the Compensation and Stock Option Committee.



Compensation Committee Interlocks and Insider Participation

         Dr. Kenneth A. Kessler served on the Compensation Committee of the Board of Directors prior to his resignation from the Board in February 1998. During Dr. Kessler's tenure on the Compensation Committee, Michael S. Pinkert served on the Board of Directors of American Psych Systems, Inc., a corporation for which Dr. Kessler serves as Chief Executive Officer and Chairman.

STOCK PERFORMANCE CHART

         The following chart compares the cumulative total shareholder return on the Company's Common Stock for fiscal years 1993 through 1997 with the S&P 600 (small cap companies) and an index of peer companies selected by the Company, consisting of: Vencor Inc., Comprehensive Care Corp., Magellan Health Services, Inc. (formerly Charter Medical Corp.), PMR Corporation and Ramsay Health Care, Inc.





                   Comparison of 60 month Cumulative Total Return* Among MHM Services, Inc., the S&P 600 Value Index and a Peer Group
       --------------------------------------------------------------------------------------------

                                     9/30/93      9/30/94      9/30/95      9/30/96        9/30/97
       MHM Services, Inc.      MHM       100            68           85            18            32
       Peer Group             Peer1      100           107          108           179           185
       S&P 600               S&P 600     100           102          126           136           190




       *$100 Invested on September 30, 1993 in Stock or Index - Including
        Reinvestment of Dividends






ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 31, 1998, the beneficial ownership of shares of the Company's Common Stock par value $.01 per share by each person known to the Company to be the owner of in excess of five percent of the Company's outstanding shares of common stock, each director of the Company, each executive officer and by all directors and officers of the Company as a group.




                                                                     Number of                  % of Class
                           Name                                      Shares(1)                Outstanding (2)
             Bessie G. Rotko (3)                                   906,798                           25.7%
             Michael S. Pinkert                                    400,527 (4) (5)                   10.8%
             William P. Ferretti                                   108,203 (4)                        3.0%
             Steve Wheeler                                          14,710 (4) (5)                       *
             John L. Silverman                                       2,500 (4)                           *
             Richard Freedman                                        2,500 (4)                           *
             Lee Calligaro                                          53,317 (4)                        1.5%
             Robert W. May                                           4,000 (4)                           *
             Apogee, Inc.                                          200,000 (6)                        5.7%
             All Executive Officers and Directors as a
             Group                                                 585,757                           15.5%



                        15     *        Represents less than one percent



             (1) Except as otherwise indicated below, all shares are expected to be beneficially owned, and sole investment and voting power is expected to be held, by the person named.

         (2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
         (3) Mrs. Rotko is the lifetime income beneficiary of a trust. The Trustees, Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Lionel Felzer and Provident National Bank, share voting and investment power with respect to the shares held in the trust. The address of the trustees is c/o Lionel E. Felzer, MEDIQ Incorporated, One MEDIQ Plaza, Pennsauken, NJ 08110
         (4) Includes options exercisable within the next 60 days including Mr. Pinkert - 102,000; Mr. Ferretti - 9,500; Mr. Wheeler - 12,000; Mr. Calligaro - 4,000 and Mr. May - 4,000. Also includes warrants issuable as follows: Mr. Pinkert - 72,614; Mr. Ferretti
              - 24,203; and Mr.  Calligaro - 24,203.
         (5)  Includes shares held in retirement accounts
         (6) Represents shares issued to Apogee, Inc in connection with acquisition of assets for Company's Extended Care Services Division during fiscal 1997. The address of Apogee, Inc. is 1060 First Avenue, Suite 410, King of Prussia, PA 19406.



Beneficial Ownership Reporting Compliance

         To the best of the Company's knowledge, all Directors and Executive Officers timely filed all forms required by Section 16(a).



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1997, the Company obtained an unsecured $500,000 line of credit from NationsBank. This line of credit was required in order to meet the cash demands of the Company, and there were no other reasonable sources for financing. Michael S. Pinkert personally gauranteed and collateralized the line of credit. William P. Ferretti and Lee Calligaro personally guaranteed the payment of the line of credit to NationsBank up to $100,000 each. In consideration of the risks assumed in connection with the guarantee, the Company agreed to issue 90,000 warrants to purchase common stock of the Company at a price of $1.51 per share. The warrants were issuable as follows, Mr. Pinkert - 54,000 shares, Messrs. Ferretti and Calligaro 18,000 shares each. In addition, warrants are issuable for each month that there is a balance outstanding on the loan. Additional warrants issuable through May 31, 1998, were Mr. Pinkert - 18,614, Messrs. Ferretti and Calligaro 6,203 each. The total warrants outstanding at May 31, 1998 were 121,020.

                                   SIGNATURES



Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.




Dated July 7, 1998                      MHM SERVICES, INC.


                                        By:    /s/ Michael Pinkert
                                              -------------------------------
                                               Chief Operating and Financial
                                               Officer and Director


                                               /s/ Steven H. Wheeler
                                              -------------------------------
                                               Vice President, Operations and
                                               Director

                                               /s/ William P. Ferretti
                                              -------------------------------
                                               Director