Form 10-Q
period 1998-06-30
MHM SERVICES INC
filed 1998-08-14
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 1998    Commission File Number: 1-12238



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

Indicate by check mark whether the registrant. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

As of August 10, 1998, there were 3,525,848 shares of Common Stock, par value $.01 per share, outstanding.

                      MHM SERVICES, INC., AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 1998


                                      INDEX



                                                                                              PAGE
                                                                                              NUMBER
PART I.          FINANCIAL INFORMATION

         ITEM 1. FINANCIAL STATEMENTS

                 Condensed Consolidated Statements of Operations-
                 Nine Months Ended June 30, 1998 and 1997 (Unaudited)                            4

                 Condensed Consolidated Balance Sheets
                 June 30, 1998 (Unaudited) and September 30, 1997                                5

                 Condensed Consolidated Statements of Cash Flows
                 Nine Months Ended June 30, 1998 and 1997 (Unaudited)                            6

                 Notes to Condensed Consolidated Financial
                 Statements (Unaudited)                                                        7-8

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                9-12


         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                     12


PART II.           OTHER INFORMATION                                                         12-14

         ITEM 1.   LEGAL PROCEEDING                                                             12

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                    13

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                              13

         ITEM 5.   OTHER INFORMATION                                                            13

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                             14

                      MHM SERVICES, INC., AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 1998



PART 1.                      FINANCIAL INFORMATION

                  ITEM 1.               FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   (000's)                       (000's)
                                        Three Months Ended June 30,   Nine Months Ended June 30,
                                        -------------------------     -------------------------
                                            1998           1997            1998          1997
                                        ------------   -----------     ------------   ----------
 Net Revenues                           $     7,153    $    5,543      $    23,176    $   13,408

 Costs and Expenses
    Operating                           $     5,354         4,245           17,856        10,364
    General and Administrative                1,031         1,398            3,641         3,756
    Provision for Bad Debts                     801           562            2,018         1,242
    Depreciation and Amortization               112           102              353           260
 Other (credits) charges
    Interest Expense - MEDIQ                    233           263              757           776
    Interest Expense - Other                     39            35              154            51
    Gain on Sale of Hospital                 (2,444)           --           (2,444)           --
    Other                                      (125)         (517)            (131)         (662)
                                        ------------   -----------     ------------   -----------

 Net Income (Loss)                      $     2,152    $     (545)     $       972    $   (2,379)
                                        ============   ===========     ============   ===========
 Income (Loss) per Share
    Basic and Diluted                   $      0.61    $    (0.16)     $      0.28    $    (0.70)
                                        ============   ===========     ============   ===========

 Weighted Average Shares Outstanding          3,526         3,510            3,526         3,377
                                        ============   ===========     ============   ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (000's)
                                                            Mediq Settlement
                                                                Proforma         (000's)            (000's)
                                                             June 30, 1998    June 30, 1998     September 30, 1997
                                                               Unaudited        Unaudited          (See Note)
                                                              (See Note 3)
    Assets
Current Assets:
    Cash and Cash Equivalents                               $           -     $         87       $         195
    Accounts Receivable, Net                                        4,384            4,384               4,491
    Prepaid Expenses                                                  179              179                 103
    Estimated Third Party Settlements                               1,526            1,526               1,910
    Other Current Assets                                              748              748                 352
                                                            -------------------------------      --------------
       Total Current Assets                                         6,837            6,924               7,051

Property, Plant and Equipment, Net                                    371              371                 531
Notes Receivable, Net                                               1,172            1,172               1,039
Restricted Cash                                                       425              425                 450
Deferred Rent                                                                                              416
Other Assets                                                          224              224                 288
Goodwill, Net                                                         722              722                 766
Other Intangibles, Net                                                667              667                 873
                                                            -------------------------------      --------------
Total Assets                                                $      10,418     $     10,505       $      11,414
                                                            ===============================      ==============

    Liabilities and Stockholders' Deficit
Current Liabilities
    Accounts Payable                                        $         907     $        907       $         975
    Accrued Expenses                                                2,715            2,685               3,308
    Accrued Expenses - MEDIQ Interest                                                1,776               1,019
    Estimated Third Party Payor Settlements                         1,661            1,661               2,187
    Current Maturities of Long Term Debt                            2,888           10,539              10,720
                                                            -------------------------------      --------------
       Total Current Liabilities                                    8,171           17,568              18,209


Long Term Debt, Less Current Maturities                               229              229               1,456

Other Liabilities                                                      --               --                  19
Stockholders' Equity (Deficit)                                      2,018           (7,292)             (8,270)
                                                            -------------------------------      --------------
Total Liabilities and Stockholders' Equity (Deficit)        $      10,418     $     10,505        $     11,414
                                                            ===============================       =============


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

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          (000's)
                                                                 Nine Months Ended June 30,
                                                             ----------------------------------
                                                                   1998               1997
                                                             ----------------   ---------------
Cash Flows from Operating Activities
Net Income (Loss)                                              $       972        $   (2,379)

Adjustments to Reconcile Net Income (Loss) to Net Cash
    Used in Operating Activities                                    (2,841)              185
                                                               ------------       -----------
Net Cash Used in Operating Activities                               (1,869)           (2,194)

Cash Flows from Investing Activities
Capital Expenditures                                                    (7)             (117)
Proceeds from Sale of Hospital                                       3,182              (250)
Other                                                                                   (283)
                                                               ------------       -----------
Net Cash Provided by (Used in) Investing Activities                  3,175              (650)

Cash Flows from Financing Activities
Borrowings, Net                                                        460               473
Proceeds from Exercise of Stock Options                                  5                --
Debt Repayments                                                     (1,879)             (374)
                                                               ------------       -----------
Net Cash Provided by (Used in) Financing Activities                 (1,414)               99

Decrease in Cash and Cash Equivalents                                 (108)           (2,745)

Cash and Cash Equivalents
    Beginning Balance                                                  195             3,611
                                                               ------------       -----------

    Ending Balance                                             $        87        $      866
                                                               ============       ===========

Supplemental Disclosure of Cash Flow Information
    Interest Paid                                              $       213        $      395
                                                               ============       ===========
    Income Taxes Paid (Refunded)                               $        --        $     (569)
                                                               ============       ===========

Supplemental Disclosure of Non-cash Investing and Financing
    Activities
    Acquisitions - Portion Financed with Long Term Debt        $        --        $      275
                                                               ============       ===========
    Acquisitions - Portion Financed by Issuance of common
        stock                                                  $        --        $      100
                                                               ============       ===========
    Purchase and Sale of Hospital
        Purchase of Hospital                                   $    (2,700)
        Sale of Hospital, Net of Related Costs                 $     6,382
        Receivable from Sale of Hospital                       $      (500)
                                                               ------------
        Net Proceeds                                           $     3,182
                                                               ============



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      MHM SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and nine month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of June 30, 1998, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997. The results of operations for the period ended June 30, 1998, are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had incurred aggregated net losses of $22.2 million for the three years and nine months ended June 30, 1998, and had a stockholders' deficit of ($7.3) million as of June 30, 1998. Absent the sale of certain of its assets, the Company has experienced difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. At June 30, 1998, current liabilities exceeded current assets by $10.6 million primarily due to a judgement MEDIQ Inc., (MEDIQ) obtained against the Company. However, as further discussed in note 3, on July 15, 1998, the Company has settled the MEDIQ judgement. If this settlement had occurred on or before June 30, 1998, the Company's Balance Sheet would have reported stockholders' equity of $2 million. Current liabilities would have exceeded current assets by $1.3 million. Net Income for the nine-month period ending June 30, 1998 would have been $10.2 million and $11.3 million in the third quarter of fiscal year 1998.

      Consistent with its strategy to withdraw from the business of providing inpatient services, on April 17, 1998, the Company sold its last inpatient psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado. The hospital operations, together with certain assets previously leased by the Hospital, were sold to Poudre Valley Hospital, a general hospital in Fort Collins, for a cash purchase price of $6.5 million. In connection with the sale to Poudre Valley Hospital, the Company acquired the previously leased assets for a purchase price of $2.7 million. As a result of the transaction, the Company reported a one-time gain of approximately $2.4 million for the three months ended June 30, 1998.

      In a continuing effort to improve the Company's financial condition for both the immediate future and the long term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will be successful. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                      MHM SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - MEDIQ DEBT

      On July 15, 1998, the Company and MEDIQ settled the $11.8 million judgement against the Company. In return for a cash payment of $3 million by the Company, MEDIQ has vacated its claim, and released the Company and its affiliates from any and all other liabilities; provided, however, no bankruptcy proceedings involving the Company occur which result in MEDIQ repaying all or part of the settlement amount it received.

      The settlement was funded by a $2 million loan from Health Care Financial Partners, the Company's principal lender, as well as from the Company's existing lines of credit. The $2 million loan is collateralized by substantially all the assets of the Company. The loan from Health Care Financial Partners, which has a six month term, carries interest of prime plus two percent, a two percent commitment fee, and a completion fee of an additional two percent. In addition, in return for making the loan, Health Care Financial Partners has been granted warrants for 300,000 shares of common stock of the Company, priced at $.01 per share and exercisable at any time before July 15, 2003.

      Michael S. Pinkert, the Company's CEO, has extended his personal guarantee to Health Care Financial Partners covering $800,000 of the $2 million loan. In return for his guarantee, Mr. Pinkert has been granted warrants for 145,000 shares of the Company's stock, at a price of $.50 per share and exercisable at any time before July 15, 2008.

      As a result of the settlement, the Company will recognize a one-time gain of $9.2 million in the fourth quarter. This gain, in turn, will increase shareholder's book equity by $2.64 per share. The per share increase in book value is based on 3.5 million shares outstanding. The Company has presented a pro forma Balance Sheet as of June 30, 1998 to present the effect of this transaction as if it had occurred on or before June 30, 1998.

NOTE 4 - CONTINGENCY

The Company has become aware that a claim for a refund of certain Medicare payments is being made against a mental health practice group to which a subsidiary of the Company previously provided management services. The claim is being asserted by the Medicare fiscal intermediary which was responsible for processing and paying the practice group's bills for Medicare payments, and apparently arises from post payment review by the Intermediary of Medicare reimbursement previously paid to the group. The claim, which seeks approximately $1.7 million in refunds, relates to Medicare reimbursement paid to the group prior to any involvement of the Company's subsidiary as well as during the period in which management services were provided to the group. No claim has been asserted against the Company or its subsidiary, and the Company does not believe that it has any liability with respect to the claims made against the practice group.

NOTE 5 - NEW FINANCIAL ACCOUNTING STANDARDS

      The Company adopted Statement 128, Earnings Per Share, in 1998. The 1997 loss per share amounts are also presented in accordance with Statement 128. Income/(Loss) per share is computed by dividing net income/(loss) by the weighted average number of common shares outstanding.

                      MHM SERVICES, INC. AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion addresses the financial condition of the Company as of June 30, 1998 and the Company's results of operations for the three and nine month periods then ended, compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 21-33) for the fiscal year ended September 30, 1997 included in the Company's Annual Report on Form 10-K.


GENERAL

      The Company made significant changes in its operations from 1994 to the present, including the sale of all of the Company's seven freestanding behavioral healthcare facilities (and the divestiture of the Company's contract management business), so that the Company could focus on its Extended Care Services Division and Correctional Services Division. The Extended Care Services Division, which commenced operations in the fall of 1993, has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division and despite recent changes designed to improve its profitability and cash flow, it is uncertain as to the future of this division. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contracts through acquisitions and contract awards.

     The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1997, includes an explanatory paragraph which raises substantial doubt as to the Company's ability to continue as a going concern. As a result of the Company's continuing negative operating results, excluding the gain on the sale of Mountain Crest, the Company has continued to experience difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. At June 30, 1998, the Company's current liabilities exceeded its current assets by $10.6 million. The Company's working capital deficit was primarily due to the classification of the MEDIQ Note as a current liability. As previously reported, the Company settled its dispute with MEDIQ Inc., on July 15, 1998. The proforma effect of this settlement would have reduced the working capital deficit to ($1.3) million as of June 30, 1998. The Company's pro forma working capital deficit is primarily due to the $2 million loan from Health Care Financial Partners, which has a six-month term.

FINANCIAL POSITION - JUNE 30, 1998 COMPARED TO SEPTEMBER 30, 1997

     The Company's stockholders' deficit decreased to ($7.3) million at June 30, 1998 from ($8.3) million at September 30, 1997. The change was primarily due to the recognizing of net income of $972,000 for the nine months ended June 30, 1998. As previously mentioned, if the MEDIQ settlement had occurred prior to June 30, 1998, the Company would have reported a stockholders' equity of $2 million and net income for the nine month period of $10.2 million.

      Current Assets declined by $127,000 at June 30, 1998 as compared to September 30, 1997 primarily due to settlements with Medicare on receivables due from prior year cost reports offset by the receivable due from the sale of the hospital. Non current assets declined by $782,000 due primarily to the reduction in Deferred Rent related to the sale of the freestanding hospital and the amortization of other intangible assets.

      Current Liabilities declined by $641,000 and non-current liabilities declined by $1.2 million. The reduction in liabilities was funded by the proceeds the Company received from the sale of the freestanding hospital.

                      MHM SERVICES, INC. AND SUBSIDIARIES

NINE MONTHS ENDED JUNE 30, 1998 COMPARED TO NINE MONTHS ENDED JUNE 30, 1997

      Net revenues for the nine months ended June 30, 1998 were $23.2 million an increase of 73% over the same period of 1997. This increased revenue is the result of growth in the Company's Correctional Services and Extended Care Services Divisions. The Correctional Services Division generated revenues of $8.2 million for the nine months ended June 30, 1998 due to the contracts with the States of Tennessee and Georgia which began in July 1997 and October 1997, respectively. The Extended Care Services Division generated revenues for the nine months ended June 30, 1998 of $11.9 million as compared to $9.1 million for the nine months ended June 30, 1997. This increase is attributable primarily to acquisitions in fiscal year 1997, offset in part by reduced revenues as a result of the shutdown of Extended Care Services operations in certain states in the fourth quarter of 1997. The Company's one remaining freestanding facility, Mountain Crest, sold in April 1998, generated revenues of $2.8 million for the nine months ended June 30, 1998 as compared to $4.2 million for the nine months ended June 30, 1997. This decrease was attributable to lower census in the facility and the sale of the facility at the beginning of the third quarter of 1998.

      Operating expenses for the nine months ended June 30, 1998 were $17.9 million, as compared to $10.4 million for the nine months ended June 30, 1997. This significant increase was attributable to the acquisitions in the Company's Extended Care Services Division and the formation of the Correctional Services Division. General and administrative expenses during the nine months ended June 30, 1998 were $3.6 million or 16% of net revenues, as compared to $3.8 million or 28% of net revenues during the nine months ended June 30, 1997. The percentage decrease is attributable to general and administrative costs remaining relatively fixed while the Company's net revenues increased.

      The provision for bad debts increased to $2 million for the first nine months of 1998, as compared to $1.2 million for the nine months ended June 30, 1997. The increase in the provision is directly related to the increase in net revenues of the Extended Care Services Division in fiscal year 1998 and increases in allowances for uncollectible receivables for certain extended care services operations, which were shut down during fiscal year 1997. As of June 30, 1998 and 1997, bad debt expense as a percentage of net revenues were approximately 9%.

      Depreciation and amortization expenses were $353,000 for the nine months ended June 30, 1998, compared to $260,000 for the nine months ended June 30, 1997. The increase is attributable to higher amortization costs for goodwill and other intangible costs relating to the acquired operations in the Extended Care Services Division.

      Interest expense for the nine months ended June 30, 1998 totaled $911,000 compared to $827,000 for the nine months ended June 30, 1997. Of such expense, $757,000 related to the MEDIQ Note for the nine months ended June 30, 1998, compared to $776,000 for the nine months ended June 30, 1997. The remaining $154,000 in interest expense incurred in the nine months ended June 30, 1998 relates primarily to interest on the Company's accounts receivable line of credit and indebtedness relating to Extended Care Services Division acquisitions. The line of credit did not exist in the 1997 period and the level of acquisition debt was significantly lower.

      Primarily due to the sale of Mountain Crest Hospital, the Company recognized other income of $2.6 million in the nine months ended June 30, 1998, compared to other income of $662,000 in the nine months ended June 30, 1997.

      For the nine month period ended June 30, 1998, the Company recognized an operating loss of $1.6 million which was offset by the gain on sale of the hospital and other non operating income to result in net income of $972,000 as compared to a net loss of $2.4 million for the comparable prior year period.

THIRD QUARTER, 1998 COMPARED TO THIRD QUARTER 1997

      Net revenues for the third quarter of fiscal 1998 were $7.2 million, a 29% increase over the same period of 1997. This increased revenue is the result of growth in the Correctional Services Division. The

                      MHM SERVICES, INC. AND SUBSIDIARIES

      Correctional Services Division generated revenues of $2.8 million for the third quarter of fiscal 1998 due to the contracts with the States of Tennessee and Georgia which began in July 1997 and October 1997, respectively. The Extended Care Services Division generated revenues for the third quarter of fiscal 1998 of $3.9 million as compared to $4.1 million for the third quarter of fiscal 1997. This decrease is primarily attributable to the shutdown of Extended Care Services operations in certain states in the fourth quarter of 1997. Mountain Crest Hospital was sold on April 17, 1997 and generated net revenues of $208,000 in the third quarter of 1998 as compared to $1.4 million in the third quarter of 1997.

      Operating expenses for the third quarter of fiscal 1998 were $5.4 million or 75% of net revenues, as compared to $4.2 million or 77% of net revenues, for the third quarter of fiscal 1997. This increase reflects the operating expense growth in the Correctional Services Division offset by the shutdown of Extended Care Services operations in certain states in the prior year. General and administrative expenses during the third quarter of fiscal 1998 were $1 million or 14% of net revenues, as compared to $1.4 million or 25% of net revenues in the prior year quarter. Again, the percentage decrease is attributable to general and administrative costs remaining relatively fixed while Company net revenues increased.

      The provision for bad debts was $801,000 for the third quarter of 1998, as compared to $562,000 in the third quarter of fiscal 1997. During the third quarter, the Company decided to increase its allowance for uncollectable receivables for certain Extended Care Service operations which was shut down during fiscal year 1997 and collections on those outstanding receivables had not been received by the end of this quarter. As a percentage of net revenues, bad debt expense was 11% in the third quarter of 1998, as compared to 10% in the third quarter of 1997.

      Depreciation and amortization expenses were $112,000 for the third quarter of fiscal 1998, compared to $102,000 for the third quarter of fiscal 1997. The increase is attributable to higher amortization costs for goodwill and other intangible costs relating to the acquired operations in the Extended Care Services Division.

       Interest expense for the third quarter of fiscal 1998 totaled $272,000, compared to $298,000 for the third quarter of fiscal 1997. Of such expense, $233,000 related to the MEDIQ Note for the third quarter of fiscal 1998, compared to $263,000 for the third quarter of fiscal 1997. The remaining $39,000 in interest expense incurred in the third quarter of fiscal 1998 relates primarily to interest on the Company's accounts receivable line of credit and acquisition indebtedness relating to Extended Care Services Division acquisitions. The line of credit did not exist in the 1997 period and the level of acquisition debt was lower.

      As mention earlier, the gain on sale of Mountain Crest Hospital of $2.4 million recognized during the third quarter was the primary component of the Company's other income.

      For the three month period ended June 30, 1998, the Company recognized an operating loss of $417,000 which was offset by the gain on sale of hospital and other income resulting in net income of $2.2 million for the quarter as compared to a net loss of $545,000 for the comparable prior year period.






LIQUIDITY AND CAPITAL RESOURCES

      Effective March 11, 1997, MHM Extended Care Services, Inc., a wholly owned subsidiary of MHM Services, Inc., obtained a $4 million revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. As of June 30, 1998, the amount available to borrow under the terms and conditions of the line was approximately $800,000. Also, the Company has a $500,000 line of credit with NationsBank N.A., guaranteed by certain officers and

                      MHM SERVICES, INC. AND SUBSIDIARIES

directors of the Company that was totally available to the Company as of June 30, 1998. To fund the MEDIQ settlement on July 15, 1998, the Company used the entire NationsBank's line of credit, and $275,000 of the revolving credit facility. The outstanding debt to MEDIQ, Inc. of $11.8 million as of June 30, 1998, has been primarily replaced with a $2 million bridge loan with HeathCare Financial Partners due on January 15, 1999.

      Cash used in operating activities was $1.9 million for the nine months ended June 30, 1998. Cash was primarily used to fund operating losses, excluding the gain on sale of Mountain Crest Hospital, and to pay off accounts payable and accrued expenses. The primary source of cash from investing activities for the nine months ended June 30, 1998, was from the sale of Mountain Crest Hospital. Net cash used in financing activities totaling $1.4 million for the nine months ended June 30, 1998 primarily represents the Company efforts in reducing short-term debt which had accumulated as of September 30, 1997. The Company anticipates limited capital expenditures for the remainder of fiscal 1998, consisting of minor purchases of office equipment as required to replace old or obsolete equipment.

      As a result of the Company's continued negative operating results, excluding the gain on sale of Mountain Crest Hospital, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. The Company's liquidity could be improved by accelerated collection of receivables, reducing the operating losses of the Company's remaining businesses, reductions in overhead and obtaining additional capital and/or financing sources. However, to date the Company's efforts to improve liquidity through these means have been moderately successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations. As a result of the recent MEDIQ settlement, the Company believes that it is in a better position to raise additional capital and make the necessary changes to its business operation to reverse prior historical trends.

       This report includes forward-looking statements based on management's current plans and expectations, relating to, among other matters, the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continuing operating losses, and the amount and timing of government reimbursement of third party payer claims. For additional information, please refer to the Company's Annual Report on Form 10-K and other reports filed by the Company with the Securities and Exchange Commission.



ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 1998, the Registrant did not have any market risk exposure categories as defined in Item 305 of Regulation S-K, and therefore, no related market risk.


PART II     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.



ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS
                  (Not applicable)

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                      MHM SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  (Not applicable)

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  (Not applicable)

ITEM 5.     OTHER INFORMATION

      On June 9, 1998, the Company was notified that the American Stock Exchange Executive Committee of the Exchange Board of Governors had denied its appeal of the February 3, 1998 determination by the Exchange to delist the Company stock. The last day for trading the Company's stock on the American Stock Exchange was June 16, 1998. Effective June 17, 1998, the Company's stock is traded on the electronic bulletin board under the symbol "MHMM".

      On July 15, 1998, the Company settled for a $3 million payment the $11.8 million judgement which MEDIQ, Inc. ("MEDIQ") obtained in April 1998, against the Company and two affiliated partnerships. As a result of the settlement, the Company will realize, in the fourth quarter, an extraordinary gain of $9.2 million. The Company's stockholder' equity will improve on a pro forma basis as of June 30, 1998, to approximately $2 million from a ($7.8) million deficit.

       The Company secured the $3 million used to satisfy the MEDIQ claim from a $2 million loan the Company obtained from HealthCare Financial Partners along with $1 million from its cash and existing lines of credit. The loan from HealthCare Financial Partners has a six-month term and interest rate of prime plus 2%. In consideration of the loan, the Company granted Healthcare Financial Partners five year warrants for 300,000 shares exercisable at $.01 per share. Mr. Pinkert has also guaranteed $800,000 of the $2 million HealthCare Financial Partners loan. For his guaranty, the Company granted Mr. Pinkert 145,000 ten-year warrants exercisable at $.50 per share.

                      MHM SERVICES, INC. AND SUBSIDIARIES

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8K

            Exhibit
a)          Numbers                      Exhibits

            4.1   Common Stock Purchase Warrant Agreement between MHM Services,
                  Inc., and HealthCare Financial Partners, Inc. dated July 15,
                  1998.

            4.2   Common Stock Purchase Warrant Agreement between MHM Services,
                  Inc., and Michael S. Pinkert dated July 15, 1998.

            4.3   Registration Rights Agreement between MHM Services, Inc., and
                  HealthCare Financial Partners dated July 15, 1998.

            4.4   Registration Rights Agreement between MHM Services, Inc., and
                  Michael S. Pinkert dated July 15, 1998.

            10.1  Settlement Agreement between MHM Services, Inc., Oakview
                  Limited Partnership, Columbia Health Associated Limited
                  Partnership, Michael S. Pinkert and MEDIQ, Incorporated, dated
                  July 15, 1998

            10.2  Promissory Note between MHM Services, Inc., MHM Correctional
                  Services, Inc., MHM Extended Care Services, Inc., MHM of
                  Colorado, Inc., Oakview Limited Partnership, Columbia Health
                  Associated Limited Partnership, Michael S. Pinkert and
                  HealthCare Financial Partners Funding II, Inc., dated July 15,
                  1998.

            10.3  Credit and Security Agreement between MHM Services, Inc., MHM
                  Correctional Services, Inc., MHM Extended Care Services, Inc.,
                  MHM of Colorado, Inc., Oakview Limited Partnership, Columbia
                  Health Associated Limited Partnership, Michael S. Pinkert and
                  HealthCare Financial Partners Funding II, Inc., dated July 15,
                  1998.

            27.1  Financial Data Schedule.


b)    Reports on Form 8-K

      The Company filed a Current Report 8-K dated April 17, 1998 announcing the purchase and then sale of Mountain Crest Hospital.

                      MHM SERVICES, INC. AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated August 14, 1998                           MHM Services, Inc.




                                                /s/ CLEVELAND E. SLADE
                                                Vice President and Chief
                                                Financial Officer