Form 10-K
period 1998-09-30
MHM SERVICES INC
filed 1999-01-14
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ----------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                        COMMISSION FILE NUMBER: 1-12238

                               MHM SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                           52-1223048
 (State or Other Jurisdiction of                                 (Identification I.R.S. Employer No)
 Incorporation or Organization)

 8000 TOWERS CRESCENT DRIVE, SUITE 810, VIENNA, VIRGINIA         22182
 (Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code:  (703) 749-4600

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange
 Title of Each Class                    on Which Registered
 -------------------                    -------------------

 COMMON STOCK, PAR VALUE $.01 PER       Over-The-Counter Bulletin
 SHARE                                  Board

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Registrant's common stock held by nonaffiliated (based upon the closing price of $ .50 of Common Stock on the Over-The-Counter Bulletin Board) on December 31, 1998, was approximately $1,102,073.

         As of December 31, 1998, there were 3,538,225 shares of Common Stock, par value $.01 per share, of the Registrant outstanding.

                                     PART I

ITEM 1. BUSINESS

GENERAL

         MHM Services, Inc. (hereafter, including its subsidiaries, the "Company") which initially incorporated in 1981 in Virginia and reincorporated in Delaware in 1994, has provided specialty healthcare services primarily in institutional settings. Through April 1996, the Company's principal business was the provision of behavioral healthcare services either in free-standing hospitals which the Company owned or through the management of behavioral healthcare programs under contracts with acute care hospitals. As the mental healthcare market sought less costly alternatives to long-term inpatient services, in 1993 the Company, principally through its subsidiary, MHM Extended Care Services, Inc. (the "Extended Care Services Division"), began to provide specialized medical and behavioral healthcare services primarily to the elderly in nursing homes and to children, adolescents and adults in clinics located throughout Massachusetts.

         As the Company transitioned its business to the Extended Care Services Division, within several years, the Company began to appreciate that its ability to achieve profitable operations through the Extended Care Services Division was questionable. Therefore, the Company pursued other opportunities. To this end, starting in the fourth quarter of 1997, the Company, through its subsidiary MHM Correctional Services, Inc. (the "Correctional Services Division"), began to provide on a capitated basis mental health care services to all of the inmate populations of the Tennessee and Georgia Departments of Correction. The Company is of the opinion that the business associated with the Correctional Services Division offers the best opportunities, in the short and long term, to improve the Company's business prospects and achieve profitable operations.

         In order to achieve the shifts in its business strategies, which have evolved over the past five years, the Company has divested itself of the business units within the divisions no longer at the core of the Company's principal business focus. To this end, in fiscal 1998, the Company sold the last of its seven remaining free-standing facilities it owned. This last sale occurred on April 17, 1998. In this sale, the Company sold its inpatient psychiatric operating unit located at Mountain Crest Hospital in Ft. Collins, Colorado. Immediately prior to this sale, the Company acquired the physical assets of the hospital which were previously leased to Mountain Crest and then sold the physical assets along with the operations to Poudre Valley Hospital, a general hospital also located in Ft. Collins, Colorado. The assets the Company acquired were purchased for $2,700,000. The entire hospital along with the psychiatric operations was sold for a cash purchase price of approximately $6,500,000.

         Although the Company determined in fiscal 1998 to divest itself of the Extended Care Services Division, no transactions occurred within such year. However, in the first quarter of fiscal 1999, the Company entered into three agreements, all of which closed in the first quarter of fiscal 1999. See "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, RECENT DEVELOPMENTS." As a result of these sales, the Company's sole remaining operations in the Extended Care Services Division consist of a capitated Medicaid contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes.

CORRECTIONAL SERVICES DIVISION

         In fiscal 1997, the Company became aware of opportunities to provide specialized healthcare services to correctional facilities and formed the Correctional Services Division to pursue opportunities in this market niche. In February 1997, the Company began to provide dental services under a contract with Prison Health Services, Inc. ("PHS") to the 5,000 inmates in the Delaware correctional system. This contract was for a one-year term. In June 1997, the Tennessee Department of Corrections awarded the Company a three-year contract to provide statewide mental health services to the Tennessee prison system, consisting of approximately 12,000 inmates in 22 facilities, for compensation on a per capita basis. The Company began to provide services under this contract on July 1, 1997. In September 1997, the Georgia Department of Corrections awarded the Company a contract with the initial term being the remaining nine months of the Department's fiscal year, with four additional one year extensions at the option of the State of Georgia, to provide statewide mental health services to the Georgia correctional system, consisting of approximately 37,000 inmates in 40 facilities for compensation on a per capita basis. The Company began to provide services under this contract on October 1, 1997.

         Because outsourcing mental health services within correctional systems is a nascent industry, the Georgia and Tennessee correctional contracts alone make the Company, in its opinion, one of the largest providers of mental health services to inmates in the United States. The Company is also actively pursuing other correctional contract opportunities through its sales team that markets directly to federal, state and county correctional programs, and private companies, which provide general medical services to correctional institutions. Proposals are submitted pursuant to a competitive bid process. There can be no assurance that the Correctional Services Division will win other contracts. Net revenues from the Correctional Services Division approximated 37% of the Company's total net revenues for fiscal 1998.

         The Company believes that there are significant opportunities to grow the Correctional Services Division based on the size of the market, federal and state mandates for mental health services to prisoners, and the increasing trend for states to outsource mental health services. Accordingly, the Company has decided to focus its growth efforts on this division. Private contractors provide approximately 30% of current inmate healthcare spending in the United States. Privatization of inmate healthcare services continues to increase due to growing acceptance, success of privatization efforts and recognition that managed care practices are applicable in correctional system settings. In the past, many states have hired psychologists and other mental health workers on a contract basis to provide these same services to their inmates. However, the Internal Revenue Service has recently been threatening to impose payroll tax requirements on some states for these contract mental health workers. Such a requirement could accelerate the trend to outsource such services.

         The Company believes that there are several advantages to providing health care services on a capitation basis including lower billing/collection costs, more predictable cash flow, fewer bad debts, less restrictive government regulations and fewer compliance issues. At the same time, there are financial risks associated with entering into capitated arrangements for health care. These include utilization levels (number of patients treated as a percentage of the total population) exceeding projections, increasing costs and usage of psychotropic medications, including the introduction of new or improved and more costly medications, and the availability and cost of labor If the Company were unable to cover the costs of providing services under these capitated contracts within the agreed upon capitation rates, significant losses could be incurred. There are also risks unique to providing health care services in a correctional setting including the high degree of litigation that is often present in a correctional system. To date, the Company has not been a party to any such litigation.

EXTENDED CARE SERVICES DIVISION

         Prior to pursuing a strategy in the corrections market, the Company's Extended Care Services Division emerged as the primary line of business the Company determined to pursue. For the three fiscal years ending with September 30, 1997, the Company invoked a growth strategy for the Extended Care Services Division, primarily through acquisitions, as it sought to increase its market share. For fiscal 1998, this division generated approximately $15,000,000 of revenue or 52% of the Company's total revenue.

         The purpose of the Extended Care Services Division has been primarily to provide mental health care professionals primarily to extended care facilities such as nursing homes. The Company's professionals consist of employees and independent contractors who provide services generally through contracts, which are cancelable upon sixty days notice. These professionals visit the facilities at regularly scheduled intervals or on an as needed basis. The Company only relies upon the facility for space to render the Company's services and assistance in locating residents requiring the Company's services. Billings for the services are made to governmental programs, such as Medicare and Medicaid, and to the insurers covering the care being provided.

         Primarily through the Company's acquisitions, by the end of fiscal 1998, the Extended Care Services Division was providing services to residents of 738 facilities located in Georgia, Massachusetts, New Jersey, Pennsylvania and Tennessee. A major component of the business of this division was a contract to provide certain capitated mental health care services under the Georgia Medicaid program to nursing home patients. In Massachusetts, the Company generally provided mental health care services at health care clinics to individuals of all ages. However, in 1998, the Company recognized that its short and long term prospects would be hindered if it continued to operate the Extended Care Services Division primarily as a result of the continued losses this division was incurring. Therefore, because of the Company's need to generate working capital and the losses being incurred in the Extended Care Services Division, in the first quarter of 1999, the Company sold its operations in Georgia, other than the capitated Medicaid contract and its assets and operations in Massachusetts, Pennsylvania, and Tennessee. These sales along with certain other operations, which were previously discontinued, resulted in the virtual liquidation of the Extended Care Services Division other than services provided under services provided the Georgia Medicaid contract.

         The business of the Extended Care Services Division has been affected, and will continue to be affected so long as the Company continues to operated the Georgia Medicaid contract, by federal, state and local laws and regulations concerning, among other matters, professional licensure and reimbursement. Licensing, reimbursement and other applicable regulations vary by jurisdiction and are subject to change. Of all the laws and regulations, those under the Medicare and Medicaid programs cause the highest level of concern. Under these programs, providers of services, such as the Company, are subject to audits and to partial repayments of reimbursements received in prior periods. Also, companies, which participate in these programs, are subject to the federal Fraud and Abuse Statute. This statute prohibits individuals or entities which participate in the Medicare or Medicaid programs from knowingly and willfully offering, paying, soliciting or receiving payment in order to induce referrals for items or services reimbursed under these programs. This statute also authorizes the promulgation of regulations to exempt certain arrangements from the prohibitions of the statute. In 1991, regulations were issued creating certain "safe harbors" immunizing certain relationships between health care providers and referral sources from the scope of the Fraud and Abuse Statute. Failure to satisfy a safe harbor requirement, however, does not necessarily mean that a relationship is illegal. Rather, the failure to fit within a safe harbor means that a particular relationship is not immune from scrutiny and the possibility of prosecution and sanctions. The Company believes that it is in compliance with the Fraud and Abuse Statute as well as other state and federal statutes and regulations restricting patient referrals.

HOSPITAL SERVICES

         The sale in April 1998, of the Mountain Crest Hospital located in Ft. Collins, Colorado, resulted in the total cessation of the Company's inpatient services business. In fiscal 1996, revenue from hospital services represented 67% of total revenues. By fiscal 1998, this percentage had dropped to 10%.

         Although the Company is effectively out of the inpatient business, it still remains subject to certain governmental reimbursement programs in which it participated. In this regard, the reimbursement under Medicare and Medicaid has been made on a cost reimbursement tentative rate basis with final settlement generally determined several years after submission of fiscal year cost reports and audits by fiscal intermediaries. These audits could expose the Company to additional future liabilities.

LIQUIDITY

         As a result of the Company's continued negative operating results, and availability of capital, the Company has been experiencing severe difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. The report of the Company's independent auditors on the Company's consolidated financial statements as of and for the year ended September 30, 1998, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, raise additional capital and improve its cash flows or find a buyer for the Company. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

EMPLOYEES

         As of September 30, 1998, the Company had 72 full-time employees and 142 part-time employees engaged in the operations of the Extended Care Services Division and 43 full-time and 11 part-time employees in the Correctional Services Division. In addition, as of such date, the Company had 11 employees engaged in corporate and administrative operations.

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

COMPANY HISTORY

         As noted above, the Company was incorporated in 1981 in the Commonwealth of Virginia, and in October 1994 changed its state of incorporation to Delaware. From 1986 to August 1993, the Company was a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ"). In August 1993, MEDIQ distributed the stock of the Company to MEDIQ's shareholders.

FORWARD-LOOKING STATEMENTS

         This report includes forward-looking statements based on management's current plans and expectations relating to the proposed business activities of the Company, estimates of amounts that are not yet determinable and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, lack of adequate cash flow to continue to fund ongoing operations, retire debt obligations as they become due the amount and timing of receipt of third party payor settlements, government reimbursement, risks associated with industry consolidation and acquisitions and competition.

ITEM 2. PROPERTIES

         Currently, the Company's executive offices are located in Vienna, Virginia pursuant to a lease expiring in January 1999. Pursuant to such lease, the Company pays annual rent of approximately $23 per square foot on approximately 6,600 square feet, with annual increases in an amount equal to 3% of the prior year's base rent. On February 1, 1999, the Company's executive offices will be relocated to McLean, Virginia pursuant to a lease expiring in November 2000. Pursuant to such lease, the Company will pay annual rent of approximately $27 per square foot on approximately 3,300 square feet, with annual increases in an amount equal to 3% of the prior year's base rent. In connection with its operations, the Company maintains two regional offices, which require an annual lease commitment of approximately $70,000 per year.
The Company is in the process of relinquishing or terminating other leases it maintained prior to the divestitures, which have occurred in the Extended Care Services Division. The Company believes that its facilities are adequate to carry on its business as currently structured.

ITEM 3. LEGAL PROCEEDINGS

         On July 15, 1998, the Company and MEDIQ reached a settlement of MEDIQ's claim for $11,800,000 against the Company for which MEDIQ had obtained a judgment against the Company for this dispute. In return for a cash payment of $3,000,000 by the Company, MEDIQ has vacated its claim, and released the Company and its affiliates from any and all other liabilities; provided, however, no bankruptcy proceedings involving the Company occur which result in MEDIQ repaying all or part of the settlement it received.

         The settlement was funded by a $2,000,000 loan from Health Care Financial Partners, the Company's principal lender, as well as from the Company's existing lines of credit. The $2,000,000 is collateralized by substantially all the assets of the Company. The loan from Health Care Financial Partners, which has a six month term, carries interest of prime plus two percent, a two percent commitment fee, and a completion fee of an additional two percent. In addition, in return for making the loan, Health Care Financial Partners has been granted warrants for 300,000 shares of common stock of the Company, priced at $.01 per share and exercisable at any time before July 15, 2003.

         Additionally, Michael S. Pinkert, CEO, has extended his personal guarantee to Health Care Financial Partners covering $800,000 of the $2,000,000. In return for his guarantee, Mr. Pinkert has been granted warrants for 145,000 shares of the Company's stock, at a price of $.50 per share and exercisable at any time before July 15, 2008.

         As a result of the settlement, the Company recognized a one-time gain of $9,185,000 in the fourth quarter which was reported as an extraordinary item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
   MATTERS

MARKET INFORMATION

    The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, par value $.01 per share (the "Common Stock"), as listed on the American Stock Exchange ("AMEX") and the Over the Counter Bulletin Board ("OTC"):

                                             HIGH    LOW
                                            ------  ------
            Year ended September 30, 1998:
                     First Quarter          $1.937  $.375
                     Second Quarter           .937   .312
                     Third Quarter            .937   .500
                     Fourth Quarter          1.750   .438

            Year ended September 30, 1997:
                     First Quarter          $1.063  $.375
                     Second Quarter           .813   .125
                     Third Quarter            .938   .625
                     Fourth Quarter          1.875   .875

    On June 9, 1998, the Company was notified that the American Stock Exchange Executive Committee of the Exchange Board of Governors had denied appeal of the February 3, 1998 determination by the Exchange to delist the Company stock.
The last day for trading the Company's stock on the American Stock Exchange was June 16, 1998. Effective June 17, 1998, the Company's stock has been traded on the Electronic Bulletin Board service under the symbol "MHMM". With respect to information related to Over-The-Counter Bulletin Board trades, sale price includes prices between dealers, may not reflect markups, markdowns or commissions and may not represent the final actual transaction.

COMMON STOCKHOLDERS

    As of December 31, 1998, there were approximately 1,480 holders of record of the Company's Common Stock.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial information presented below has been derived from the audited consolidated financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

STATEMENT OF OPERATIONS DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                YEAR ENDED SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                              1998       1997         1996          1995(1)      1994(1)
                                            --------  ----------   ----------    ------------  ------------
 Net revenues                               $ 29,294   $ 20,851   $  34,670      $ 41,109        $ 48,286

 Costs and expenses:
   Operating                                  20,040     14,875      25,765        28,918          33,895
   General and administrative                  7,539      5,760       9,718        10,085          10,644
   Provision for bad debts                     3,326      3,467       6,320         4,467           2,009
   Depreciation and amortization                 597        369       1,034         1,603           1,617
   Gain (loss) - sale of freestanding
     facilities (2)                           (2,465)        --       4,440            --              --
   Writedown of long-term assets (3)             430        696         461         2,228              --
   Restructuring charges (4)                      --         --          --            --             966

 Other (credits) charges:
   Equity in earnings of Joint Venture            --         --          --          (835)           (292)
   Gain on sale of Joint Venture                  --         --          --        (3,542)             --
   Interest expense - MEDIQ                      757      1,042       1,097         1,171             932
   Interest expense - other                      166         93         290           366             389
   Other (income) expense-net (5)                 --       (662)       (233)         (223)            (33)
 Income (loss) before income tax            --------   --------   ---------      --------        --------
   expense (benefit), extraordinary item
   and cumulative effect of a change in
   accounting principle                       (1,096)    (4,789)    (14,222)       (3,129)         (1,841)
 Income tax (benefit) expense                     93         --        (308)          894            (525)
 Extraordinary item (6)                        9,185         --        (463)           --              --
 Cumulative effect of a change in
   accounting principle (7)                       --         --          --            --            (732)
                                            --------   --------   ---------      --------        --------
 Net (loss) income                          $  7,996   $ (4,789)  $ (14,377)     $ (4,023)       $ (2,048)
                                            ========   ========   =========      ========        ========

 (Loss) earnings per share                  $   2.26   $  (1.40)  $   (4.34)     $  (1.22)       $   (.63)
                                            ========   ========   =========      ========        ========

 Weighted average shares outstanding           3,528      3,411       3,310         3,310           3,267
                                            ========   ========   =========      ========        ========



BALANCE SHEET DATA (IN THOUSANDS)


                                                     SEPTEMBER 30,
 -------------------------------------------------------------------------------------------------------------
                                                   1998       1997         1996        1995(1)      1994(1)
                                                   ----       ----         ----        -------      -------
 Working capital                                 $ (2,011)   $(11,245)     $   2,566    $ 5,923     $    485
 Total assets                                       7,536      11,414         15,669     30,283       41,900
 Long term debt, less current maturities              176       1,456            257      2,422          716
 Due to MEDIQ, less current maturities (8)             --          --          9,967     10,733       11,500
 Stockholders' (deficit) equity                      (134)     (8,270)        (3,582)    10,795       14,818


               SEE NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

Notes to Selected Consolidated Financial Data:

(1) Effective August 1, 1994, the Company formed a joint venture ("Joint Venture") to combine its contract management business with that of Horizon Mental Health Services, Inc. ("Horizon"). The Joint Venture, which was owned 27.5% by the Company and 72.5% by Horizon, managed both companies' hospital behavioral health care contracts. The operating results of the contract management business were included in the Company's results of operations through the commencement of the Joint Venture on August 1, 1994. On March 20, 1995, Horizon completed its initial public offering and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a pre-tax gain of $3,542,000 (approximately $3,000,000 net of taxes).

(2) The Company completed the sale of six of its seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000. In April 1998, the Company sold its last inpatient psychiatric hospital operation and reported a gain on the sale of $2,465,000.

(3) In the fourth quarter of 1998, the Company decided to dispose of certain assets and contractual rights of its Extended Care Services Division. In connection with this decision, the Company determined that goodwill and other intangibles related to the acquisition of HCI and Apogee were permanently impaired and were written down to an estimated value resulting in a charge of $430,000. In the fourth quarter of 1997, the Company decided to dispose of the Florida and North Carolina operations of its Extended Care Services Division and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that goodwill relating to the acquisition of HCI was partially impaired and was written down to an estimated value resulting in a charge of $696,000. In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of Supportive Counseling Care ("SCC") including property, plant and equipment and goodwill resulting in a charge of $461,000. In the fourth quarter of 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities, were impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to estimated fair value, resulting in a charge of $2,228,000.

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

(6) The Company recorded an extraordinary item in the amount of $463,000 consisting primarily of costs related to the early retirement of the Company's long-term debt and the write-off of associated loan acquisition
    costs.   In July 1998, the Company and MEDIQ settled the $11,800,000 judgement against the Company for payment of $3,000,000 in cash. As a result of this transaction, the Company recorded a gain on early extinguishment of debt of $9,185,000.

(7) This amount represents the cumulative effect of a change in the Company's method of accounting for certain preopening costs and certain costs incurred in securing management contracts.

(8) The Company's long term debt obligations to MEDIQ were reclassified as a current liability in 1997. The MEDIQ obligation was settled in July 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the financial statements, and notes thereto, included elsewhere in this report.

GENERAL

    The Company made significant changes in its operations in 1995, 1996, 1997 and 1998, including the sale of all of the Company's seven freestanding behavioral healthcare facilities (see "Recent Developments"), so that the Company could focus on its Correctional Services Division and Extended Care Services Division. The Company formed a Correctional Services Division in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide mental health services on a capitated basis to the inmates of those states' correctional systems. The Company is currently seeking additional contract awards in this industry. The Extended Care Services Division, which commenced operations in the Fall of 1993 has experienced growth through internal development, principally from one contract with the State of Georgia, and acquisitions. However, the Company has experienced continuing losses in the Extended Care Services Division. In fiscal 1997, in an effort to improve the financial operations of this division, the Company closed extended care operations in certain states because revenues were insufficient to achieve profitability. Despite management's efforts, the profitability of this division has not improved which has resulted in management's decision to divest itself of this line of business in favor of growing the Correctional Services Division.

    As a result of the Company's continuing negative operating results, increases in accounts receivable and other factors, the Company has continued to experience difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. At September 30, 1998, the Company's current liabilities exceeded its current assets by $2,011,000. The Company's working capital deficit is primarily due to the classification as current liabilities of a $2,000,000 loan with HealthCare Financial Partners, the Company's principal lender, as well as the Company's existing line of credit with NationsBank of $500,000. The loan from HealthCare Financial Partners and the NationsBank line of credit were used to fund a $3,000,000 cash payment to MEDIQ as final settlement of a judgement of $11,800,000 brought against the Company by MEDIQ. This settlement was reached in July 1998.

    The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company is continuing its efforts to reduce operating expenses, seek more profitable business opportunities, finance its working capital requirements, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

RECENT DEVELOPMENTS

    In 1996 the Company sold Oakview Treatment Center to Glass Mental Health Foundation for $50,000 in cash and two promissory notes totaling $2,150,000. Due to lack of payment on the promissory notes, the Company declared the notes in default and foreclosed on the property in September 1998. The property is subject to a junior lien held by the Internal Revenue Service (IRS). On November 6, 1998, the Company entered into an agreement with an investor to purchase the real property for an amount that will substantially cover the amount of notes receivable outstanding.

    Effective December 16, 1998, the Company entered into an agreement to divest certain assets related to the delivery of mental health services to patients of extended care facilities in the States of Tennessee and Georgia, except those provided under the Company's Medicaid contract with the State of

Georgia Department of Medical Assistance. No consideration was received; however, the Company was relieved of managing the business. Losses of approximately $251,000 consisting of the write down of related intangible assets were recognized in fiscal 1998 in anticipation of this transaction.

    On December 31, 1998, the Company entered into an agreement with another organization to sell certain assets initially acquired from National
Mentor, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management) related to the delivery of outpatient mental health services and services to patients of extended care facilities in the State of Massachusetts. These assets were sold for $850,000, which will result in a gain on sale of approximately $200,000 to be recorded by the Company in the first quarter of fiscal 1999.

    On December 31, 1998, the Company entered into an agreement to sell certain assets related to the delivery of mental health services to patients of extended care facilities in the State of Pennsylvania. The total consideration for this transaction was $170,000 of which $20,000 was paid at closing and the remaining $150,000 was in the form of a promissory note payable, in its entirety, on March 30, 1999. The assets acquired by the purchaser in this transaction secure this note. This transaction will result in a gain on sale of approximately $25,000 to be recorded by the Company in the first quarter of fiscal 1999.

    These transactions and current Company efforts are consistent with management's strategy to improve the Company's profitability through the divestiture of certain extended care services and focus upon the corrections business.


OPERATING STRATEGY

    Historically, the Company's principal business was the operation of freestanding behavioral healthcare facilities and the management of behavioral healthcare programs under contracts with acute care hospitals. The market for behavioral healthcare has undergone dramatic changes in recent years, resulting in pressure on providers to reduce both costs, by lowering utilization of inpatient care, and reimbursement rates.

    In response to these market changes and their adverse impact on the Company's operating results, the Company has changed its business dramatically in recent years. Beginning in 1996 and concluding in 1998, the Company sold all of its seven freestanding behavioral health facilities, deciding to focus on the growth of its Extended Care Services Division and then its Corrections Services Division.

    In fiscal 1996, the Company determined that it would focus its operating strategy on growth opportunities in its Extended Care Services Division and other specialty on-site healthcare services. During fiscal 1997, the Company made several acquisitions in its Extended Care Services Division. See Note 5 of Notes to Consolidated Financial Statements. Through 1998, the Extended Care Services Division has not operated profitably despite the Company's efforts to reduce operating expenses and focus on profitable operations. These efforts included the Company closing or selling, in 1997, extended care operations in certain states where revenues have not been sufficient to operate on a profitable scale, and selectively reducing operating, general and administrative costs and consolidating or outsourcing billing and payroll functions. Notwithstanding these changes, the Company determined that the Extended Care Services Division will not operate profitably in the future and decided to divest itself of the division.

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

SOURCES OF FINANCING

    The Company continues to seek sources of financing to fund operating costs and expenses. Effective March 11, 1997, the Company's subsidiary, MHM Extended Care Services, Inc., obtained a revolving credit facility in an amount up to $4,000,000. The amount eligible for borrowings on the credit facility is limited based on the amount of the Company's qualified accounts receivable. In October 1997 and again in July 1998, the Company borrowed $500,000 under a line of credit with NationsBank, N.A., which debt is guaranteed by certain officers and directors of the Company. The line of credit permits maximum borrowings by the Company of $500,000, and bears interest at a rate 2.6% over the EuroDollar rate. As of September 30, 1998, the Company had drawn the full $500,000. In July 1998, the Company borrowed $2,000,000 from HealthCare Financial Partners, which has a six-month term and an interest rate of prime plus 2%. In consideration of the loan, the Company granted HealthCare Financial Partners five year warrants for 300,000 shares exercisable at $.01 per share. Michael S. Pinkert, President and CEO, has guaranteed $800,000 of the loan with HealthCare Financial Partners. For his guaranty, the Company granted Mr. Pinkert 145,000 ten year warrants exercisable at $.50 per share. See Note 14 of Notes to Consolidated Financial Statements. As of September 30, 1998, the Company had cash and cash equivalents available of $54,000. The Company has continued to experience significant negative cash flow from operations. Although the Company continues to seek additional sources of debt and equity financing. No assurance can be provided that the Company's efforts will be successful.

ACQUISITIONS

    Effective March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 275 facilities. As consideration for the purchase, the Company paid $100,000 in cash, issued a three-year promissory note in the principal amount of $125,000 and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments on September 30, 1997 for the first two quarters and quarterly thereafter at an annual interest rate of 7% and annual principal payments in the amount of approximately $41,668. The agreement for the acquisition of Apogee provides for additional consideration based on net cash collected as defined in the Apogee purchase agreement. The annual earnout is payable for a five year period based on 20% of net cash collected, as such term is defined in the Apogee Agreement, commencing March 31, 1997. Such additional consideration is calculated annually by the Company and did not result in a liability for the year beginning March 31, 1997. As of September 30, 1998 the Company does not anticipate any liability for the year beginning March 31, 1998 or thereafter.

    Effective December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an agreement (the "Liberty Bay Agreement") by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. ("Liberty Bay") and Liberty Management Group, Inc. ("Liberty Management"), certain assets and contractual rights from Liberty Bay which constitute Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has integrated these operations under the name "MHM/Bay Colony Counseling Services." As a result of this acquisition and the continued development of MHM/Bay Colony Counseling Services, as of September 30, 1998, the Company served approximately 115 extended care facilities in Massachusetts.

    As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000 (the "Liberty Bay Note"). The purchase price was primarily allocated to intangible assets. The Liberty Bay Note provides for quarterly interest payments at an annual rate of 9% and the payment of the principal amount in one installment on December 1, 1999. The agreement for the acquisition of Liberty Bay Colony provides for additional consideration based on cash flows. Amounts payable are calculated annually for a five-year period at twenty percent of the aggregate cash flows from all contracts (net of expenses). The agreement stipulates limitations on the amount of bad debt expense and regional overhead that may be charged against cash flow. The agreement also stipulates that the calculation will be made on a contract by contract basis with no adjustment for contracts in a loss position, except that in the first annual earnout period a one-time adjustment to regional overhead is made for losses on fifteen specific contracts. Such additional consideration is calculated, paid, and expensed, annually by the Company and totaled approximately $37,000 and $3,000 for years beginning December 1, 1997 and 1996, respectively. The payment for December 1, 1998 was estimated at $40,000. After December 1, 1998, given the recent sale of the Liberty Bay business, no future earn-out liability will exist except for certain modest amounts from receivable collections occurring after the sale.

OVERVIEW OF REVENUE SOURCES

    In the Extended Care Services Division, the Company is paid primarily by third-party payors based on fee-for-service basis. In certain instances, the Company also is paid by the patient for all or a portion of the services. The Company recognizes net revenues from extended care services at the estimated net realizable amounts from third-party payors, principally state and federal health insurers (including Medicare and Medicaid). Estimated amounts recognized by the Company are reconciled at the time the payment for the services provided is actually received.

    The Company's Extended Care Services Division has generated revenues from clinical services for physicians and other healthcare professionals providing care to residents of extended care facilities. Such revenues represented approximately 52%, 66%, and 33% of total net revenues in 1998, 1997 and 1996, respectively. The decreased percentage of revenues in 1998 compared to 1997 resulted from the Company's decision in 1997 to close certain extended care operations in certain states where revenues had not been sufficient to operate on a profitable scale and from the increased revenues generated from the Correctional Services Division.

    The Company's Correctional Services Division generates revenues from the provision of specialty health care services to the inmates of correctional systems primarily at capitated rates based on inmate census. These revenues represented approximately 37% of total 1998 net revenues. The Company is based under its Correction Service contracts on a monthly basis. Net revenues in this division are reported on an accrual basis at the capitated rate applied to the number of inmates.

    In the Hospital Division the Company was primarily paid at a fixed-rate for services provided based on the allowable cost of such services. Such payments were generally made by third-party payors, principally Medicare, but also including Medicaid and other health-care insurers. The Company had agreements with third-party payors that provide for payments for patient services at amounts that differ from its established rates. For Medicare, the Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed costs reports for two of the six freestanding facilities sold in 1996 and its Mountain Crest facility sold in 1998.

    Patient service revenues from the Company's freestanding facilities were based on covered charges billed primarily to third-party payors, including Medicare, Medicaid and other government-sponsored programs. These accounted for 10%, 31%, and 67% of the Company's total net revenues in 1998, 1997 and 1996, respectively. Such revenues can be significantly affected by changes in utilization and reimbursement rates. Typically, payments from such payors are made at amounts less than the amounts charged, based on existing contractual relationships or reimbursement methodologies. The Company records net patient service revenues based upon expected reimbursement. Certain government-sponsored programs pay primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate, with final settlement generally determined several years after submission of fiscal year cost reports and audits thereof by the fiscal intermediary. Differences between amounts recorded as tentative settlements and final audited amounts are reflected as adjustments to contractual allowances in the year in which settlement is determined. The Company also receives patient service revenues under payment agreements with commercial insurance carriers, health maintenance organizations and preferred provider organizations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship that components of the Company's results of operations bear to net revenues.

                                                                      YEAR ENDED SEPTEMBER 30,
                                                            ------------------------------------------
                                                                1998            1997           1996
                                                            ------------    ------------   -----------
 Net revenues                                                   100.0%         100.0%           100.0%
 Costs and expenses:
   Operating                                                     68.4           71.4             74.3
   General and administrative                                    25.7           27.7             28.0
   Provision for bad debts                                       11.4           16.6             18.2
   Depreciation and amortization                                  2.0            1.8              3.0
   (Gain) loss on sale of freestanding facilities                (8.4)            --             12.8
   Writedown of long-term assets                                  1.5            3.3              1.3
 Other (credits) charges:
   Interest expense - MEDIQ                                       2.6            5.0              3.2
   Interest expense - other                                        .6             .4               .8
   Other (income) expense - net                                   ---           (3.2)             (.6)
                                                             --------        -------          -------

 Loss before income taxes and extraordinary item                 (3.7)         (23.0)           (41.0)

 Income tax (benefit) expense                                      .3            ---              (.9)
                                                             --------        -------          -------

 Loss before extraordinary item                                  (4.0)         (23.0)           (40.1)

 Extraordinary item - loss on early extinguishment of debt       31.4            ---            ( 1.3)
                                                             --------        -------          -------

 Net Income (Loss)                                               27.4%         (23.0)%          (41.4)%
                                                             ========        =======          =======


Fiscal Year 1998 Compared to Fiscal Year 1997

    Net revenues for the year ended September 30, 1998, were $29,294,000 as compared to $20,851,000 for the prior year, an increase of $8,443,000 or 40%, primarily reflecting the revenue growth from the Correctional Services Division in 1998. Net revenues from the Correctional Services Division were $10,888,000 in 1998 compared to $632,000 in 1997. The Correctional Services Division commenced operations in February 1997. Net revenues from the Extended Care Services Division were $15,326,000 in 1998 as compared to $13,737,000 in 1997, an increase of $1,589,000 or 12%. This increase is due principally to the revenues related to two acquisitions made by the Company in its Extended Care Services Division during fiscal 1997; Liberty Bay (December 1996) and Apogee (March 1997). In April 1998, the Company sold it last freestanding facility, Mountain Crest Hospital. As a result, net revenues from freestanding facilities were $2,793,000 for 1998 compared to $6,482,000 for 1997. Net revenues from favorable settlements on third-party costs reports were $762,000 in 1998.

    Operating expenses for the year ended September 30, 1998, were $20,040,000, as compared to $14,875,000 in the prior year, an increase of $5,165,000 or 35%. This increase was attributable primarily to increased costs in the Correctional Services Division, which commenced operations in fiscal 1997.

    General and administrative expenses for the year ended September 30, 1998, were $7,539,000 as compared to $5,760,000, an increase of $1,779,000 or 31%.
Again, this increase was attributable primarily to increased costs in the Correctional Services Division.

    The provision for bad debts for 1998 decreased to $3,326,000 as compared to $3,467,000 for 1997. As a percentage of net revenues, bad debt expense was 11% in 1998 and 17% in 1997. Increased revenues from the Correctional Service's Division primarily caused this reduction. Because these revenues are paid on a capitated basis, there are no bad debts associated with these revenues. The 1998 bad debt provision relates to the estimated net realizable value of receivables generated in the Extended Care Services Division and reserves on receivables remaining after the sale of the freestanding facilities. The decline for the 1998 bad debt provision reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and the Extended Care Services Division.

    Depreciation and amortization increased to $597,000 in 1998 from $369,000 in the prior year. The Company accelerated its amortization of goodwill and other intangibles related to the Liberty and Apogee acquisitions, beginning October 1, 1997. Amortization costs in 1998 were $406,000 as compared to $184,000 in 1997.

    In preparation for the divestiture of certain operations of the Extended Care Services Division, the Company took a write down of $430,000 of goodwill and capitialized start-up costs from its acquisition of the extended care operations of Apogee and HCI.

    In April 1998, the Company sold its last remaining freestanding psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado for a cash price of approximately $6,500,000. As a result of the transaction, the Company reported a one-time gain of $2,465,000.

    Interest expense - other increased in 1998 to $166,000 from $93,000 in 1997, an increase of 78%. This increase is primarily caused by interest costs for the revolving line of credit with HealthCare Financial Partners, the line of credit with NationsBank and the six-month loan with HealthCare Financial Partners.

    In July 1998, in return for a $3,000,000 payment, the Company and MEDIQ settled the $11,800,000 judgement MEDIQ had obtained against the Company. As a result of this settlement, the Company recognized a one-time gain of $9,185,000 related to early extinguishment of debt.

    Net income for 1998 was $7,996,000 as compared to a net loss for 1997 of $4,789,000. The net income for 1998 was primarily derived from the sale of the Company's last freestanding hospital and the recorded gain from the MEDIQ settlement. The gain from sale of the freestanding hospital and the operation of the Correctional Services Division in Georgia and Tennessee generated taxable income in certain states resulting in an estimated state tax provision of $93,000 in 1998.

Fiscal Year 1997 Compared to Fiscal Year 1996

    Net revenues for the year ended September 30, 1997, were $20,851,000 as compared to $34,670,000 for the prior year, a decrease of $13,819,000 or 40%, primarily reflecting the reduction in net revenues due to the 1996 sales of the Company's freestanding inpatient facilities. The Company sold Oakview Treatment Center on April 5, 1996, and sold five other freestanding facilities on May 31, 1996. The Company continued to operate one facility, the Mountain Crest facility. As a result, net revenues from freestanding facilities were $6,482,000 for 1997 compared to $23,255,000 for 1996. Net revenues from the Extended Care Services Division were $13,737,000 in 1997 as compared to $11,415,000 in 1996, an increase of 20%. This increase is due principally to the revenues related to two acquisitions made by the Company in its Extended Care Services Division during fiscal 1997; Liberty Bay (December 1996) and Apogee (March 1997). In the fourth quarter of 1997, the Company decided to dispose of its extended care operations in Florida and North Carolina. As a result, approximately $595,000 of net revenues reported in 1997 were not generated in fiscal 1998. Net revenues for 1997 also included $632,000 relating to the Correctional Services Division, which commenced operations in February 1997.

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

    General and administrative expenses for the year ended September 30, 1997, were $5,760,000 as compared to $9,718,000 in fiscal 1996, a decrease of $3,958,000 or 41%. This decrease was attributable primarily to the sale of six of the Company's seven freestanding behavioral healthcare facilities, offset by increases in costs in the Company's Extended Care Services Division and Correctional Services Division.

    The provision for bad debts for 1997 decreased to $3,467,000 from $6,320,000 for 1996. As a percentage of net revenues, bad debt expense was 17% in 1997 and 18% in 1996. The 1996 bad debt expense was high due to the provision for bad debts relating to Supportive Counseling Care (SCC). The 1997 bad debt expense was high due to reserves against receivables remaining after the sale of freestanding facilities and bad debt reserves against Extended Care Services Division receivables in the Company's Georgia billing office. In the fourth quarter of 1997, the Company shut down its Georgia billing office and outsourced all of its billing and collection efforts to minimize further bad debts.

    Depreciation and amortization decreased to $369,000 in 1997 from $1,034,000 in the prior year. This decrease of 64% was due to the sale of the freestanding facilities, which had a much higher base of depreciable fixed assets than ongoing operations.

    Loss on sale of freestanding facilities was from transactions occurring solely in 1996.

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

    The total net loss for 1997 was $4,789,000 as compared to a loss of $14,377,000 for 1996. The 1996 loss was higher than 1997 due to operating losses from the freestanding facilities through the date of sale and the loss recorded from the sale of freestanding facilities.

MAJOR CUSTOMER

    The Company has two contracts with the State of Georgia. The Extended Care Services Division provides behavioral healthcare services to approximately 2,400 Medicaid patients residing in nursing homes under the Pre-Admission Screening and Annual Resident Review (PASARR) contract with the State of Georgia, the so-called Georgia Medicaid contract. The PASSAR contract expires June 1999. For the year ended September 30, 1998, the PASARR contract accounted for 12% of net revenues. MHM Correctional Services was awarded a multi-year contract (single year with four optional extension years) with the State of Georgia to provide mental health services to the inmates of the state's correctional facilities on a capitated basis. This contract began on October 1, 1997. This contract is projected to provide approximately $9,000,000 of annual revenue. Both of these contracts are subject to the procurement process of the State of Georgia, and there is no assurance as to the expectation of future revenues earned under these contracts.

    MHM Correctional Services was awarded a three-year contract with the State of Tennessee to provide mental health services to the inmates of the state's correctional facilities on a capitated basis. This contract began on July 1, 1997. This contract is projected to provide approximately $2,000,000 of annual revenue. This contract is subject to the procurement process of the State of Tennessee, and there is no assurance as to the expectation of future revenues earned under these contracts.

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

    Specific application programs that the Company uses and which this issue may impact include billing related software and payroll. The Company's Chief Financial Officer is in charge of investigating the potential impact of the Year 2000 issue. The Company has not completed its evaluation of the impact of the Year 2000 issue, and therefore, there can be no assurance that this issue will not materially affect future financial results, or cause reported financial information to be necessarily indicative of future operating results or future financial condition.

    The Company has a material relationship with a third-party vendor that performs billing and collections on behalf of the Extended Care Services Division. The vendor has represented to the Company that this billing system is Year 2000 compliant. In fiscal 1998, the Company's management did not perform a formal review of this system because of the anticipated divestiture of the Extended Care Services Division in fiscal year 1999 thus, eliminating the need to continue the vendor's service.

    The Company has outsourced its payroll processing to an independent payroll company. That vendor has represented to the Company that their payroll processing systems are year 2000 compliant. The Company's management has not performed any reviews over that system, though the vendor is a major supplier of payroll services. If their systems were to fail, the Company would manually prepare payroll for its employees.

    The Company's information systems are resident on personal computers. The Company plans to take the appropriate steps to make these systems Year 2000 compliant during fiscal 1999. The costs of addressing the Company's year 2000 issues have not been estimated.

LIQUIDITY AND CAPITAL RESOURCES

    On September 30, 1998, the Company had cash and cash equivalents of $54,000, compared to $108,000 at September 30, 1997. The decrease in available cash is the result of the Company using cash to fund continued operating losses.

    Cash used in operating activities was $2,344,000 for 1998, as compared to $3,151,000 for the prior year. Cash was primarily used in 1998 to reduce debt and fund operating losses. The Company has continued to experience significant operating losses, and is continuing to seek opportunities to restructure its business to more profitable lines and to reduce operating expenses.

    Net cash provided by investing activities in 1998 of $3,722,000 was primarily from the sale of the Company's last freestanding facility, Mountain Crest Hospital.

    In March 1997, the Company's wholly owned subsidiary, MHM Extended Care Services, Inc., obtained a revolving credit facility in an amount up to $4,000,000. The amount eligible for borrowings on the credit facility is limited based on the amount of the Company's qualified accounts receivable. At September 30, 1998, the Company had outstanding borrowings of $344,000 which was approximately equal to what the Company was eligible to borrow at that date. See Note 10 of Notes to Consolidated Financial Statements.

    In July 1998 and October 1997, the Company borrowed $500,000 under a line of credit with NationsBank, N.A., which debt is guaranteed by certain officers and directors of the Company. The line of credit permits maximum borrowings by the Company of $500,000, and bears interest at a rate 2.6% above the EuroDollar rate. As of September 30, 1998, the Company had drawn the full $500,000. See
Note 10 of Notes to Consolidated Financial Statements.

    In July 1998, the Company settled its dispute with MEDIQ Inc. The Company funded the $3,000,000 settlement payment to MEDIQ by fully drawing on the NationsBank line of credit in the amount of, $500,000, drawing on a portion of the revolving line of credit with HealthCare Financial Partners, amounting to $275,000, and receiving a loan from HealthCare Financial Partners of $2,000,000. The Company's Directors and Officers liability insurance paid the remaining $225,000 of this settlement.

    The loan from HealthCare Financial Partners has a six-month term and an interest rate of prime plus 2%. In consideration of the loan, the Company granted HealthCare Financial Partners five year warrants for 300,000 shares of stock exercisable at $.01 per share. Michael S. Pinkert has also guaranteed $800,000 of the $2,000,000 HealthCare Financial Partners loan. For his guaranty, the Company granted Mr. Pinkert ten year warrants for 145,000 share of stock excerisable at $.50 per share. See Note 10 of Notes to Consolidated Financial Statements.

    The Company expects to repay the $2,000,000 loan with HealthCare Financial Partners and the $500,000 line of credit with NationsBank from the proceeds of the sale of real property owned by the Company and proceeds from cost report settlements outstanding from the sale of the freestanding hospital facilities in 1996.

    As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third party payors, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. In an effort to improve this situation, the Company sold all of its freestanding facilities, has taken steps to reduce operating expenses, is attempting to raise additional capital, and is working to improve its cash flows. See "Recent Developments." With respect to its efforts to reduce operating expenses, in 1997 the Company ceased providing extended care services in the States of North Carolina and Florida, and made a decision to sell, and has sold, substantially all of its Extended Care Services Division in the first quarter of fiscal 1999. Although the Company continues to seek additional sources of debt and equity financing, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its operating losses and raise additional working capital. The Company's liquidity could also be improved by (i) the collection of additional outstanding receivables; (ii) significant reductions in overhead; and (iii) obtaining additional capital and/or financing sources. However, to date, the Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations.

    This report includes forward-looking statements based on management's current plans and expectations, relating to the proposed business activities of the Company, and the proposed activities of the Company relating to improving its liquidity. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, the use of available cash resources to fund continued operating losses, the risks associated with industry consolidation and acquisitions, and the need to manage growth.

ITEM 8 FINANCIAL STATEMENTS

                  Independent Auditors' Report                      21
                  - 1998 and 1997


                  Independent Auditors' Report -                    22
                  1996


                  Consolidated Statements of
                  Operations -
                  Three Years Ended                                 23
                  September 30, 1998


                  Consolidated Balance Sheets -
                  September 30, 1998 and 1997                       24


                  Consolidated Statements of
                  Stockholders' Deficit -
                  Three Years Ended                                 25
                  September 30, 1998


                  Consolidated Statements of
                  Cash Flows -
                  Three Years Ended September                      26-
                  30, 1998                                         27


                  Notes to Consolidated                            28-
                  Financial Statements                             50


                  Schedule II- Valuation and
                  Qualifying Accounts and
                  Reserves                                         51

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MHM Services, Inc.:

We have audited the accompanying consolidated balance sheets of MHM Services, Inc. and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and the financial statement schedule based on our audits. The accompanying consolidated financial statements of MHM Services, Inc. as of September 30, 1996, were audited by other auditors whose report thereon dated December 30, 1996, expressed an unqualified opinion with an explanatory paragraph describing an uncertainty about the Company's ability to continue as a going concern.

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

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for 1998 and 1997, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated losses before extraordinary items of $19,892,000 for the three years ended September 30, 1998, has a working capital deficiency of $2,011,000 as of September 30, 1998 and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustaining its operations, as discussed in
Note 2 to the consolidated financial statements. Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



KPMG LLP

McLean, Virginia

December 31, 1998

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
MHM Services, Inc.
Vienna, Virginia

We have audited the accompanying consolidated statements of operations, stockholders' deficit, and cash flows of MHM Services, Inc. and subsidiaries for the year ended September 30, 1996. Our audit also included the financial statement schedule for the year ended September 30, 1996 listed in the Index at
Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of MHM Services, Inc. and subsidiaries for the year ended September 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule for the year ended September 30, 1996, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated net losses of $20,448,000 for the three years ended September 30, 1996 and has stockholders' deficency of of $3,582,000 as of September 30, 1996 and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations. Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Washington, D.C.
December 30, 1996

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended September 30, 1998, 1997, and 1996

                                                                                   1998                1997              1996
------------------------------------------------------------------------------------------------------------------------------
Revenues:
      Net patient service revenue                                        $   14,864,000          16,986,000        31,400,000
      Premium revenue                                                        14,430,000           3,865,000         3,270,000
------------------------------------------------------------------------------------------------------------------------------

                                                                             29,294,000          20,851,000        34,670,000
------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
      Operating                                                              20,040,000          14,875,000        25,765,000
      General and administrative                                              7,539,000           5,760,000         9,718,000
      Provision for bad debts                                                 3,326,000           3,467,000         6,320,000
      Depreciation and amortization                                             597,000             369,000         1,034,000
      (Gain) loss on sale of freestanding facilities (note 4)                (2,465,000)         -                  4,440,000
      Writedown of long-term assets (note 6)                                    430,000             696,000           461,000
      Other (credits) charges:
           Interest expense - MEDIQ (note 10)                                   757,000           1,042,000         1,097,000
           Interest expense - other                                             166,000              93,000           290,000
           Other income, net (note 3)                                        -                     (662,000)         (233,000)
------------------------------------------------------------------------------------------------------------------------------

                                                                             30,390,000          25,640,000        48,892,000
------------------------------------------------------------------------------------------------------------------------------

Loss before income taxes and extraordinary item                              (1,096,000)         (4,789,000)      (14,222,000)
Income tax (benefit) expense (note 12)                                           93,000          -                   (308,000)
------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary item                                               (1,189,000)         (4,789,000)      (13,914,000)

Extraordinary item - gain (loss) on early extinguishment
      of debt (note 10)                                                       9,185,000          -                   (463,000)
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $    7,996,000          (4,789,000)      (14,377,000)
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share-basic and diluted:
      Loss before extraordinary item                                     $        (0.34)              (1.40)            (4.20)
      Extraordinary item                                                           2.60          -                       (.14)
------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                        $         2.26               (1.40)            (4.34)
------------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding                                           3,528,000           3,411,000         3,310,000
------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 1998 and 1997

=================================================================================================================================
ASSETS (NOTE 10)                                                                                          1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                $         54,000           108,000
     Accounts receivable, less allowances of $4,438,000 and $5,514,000
          in 1998 and 1997, respectively                                                             2,706,000         4,491,000
     Prepaid expenses                                                                                  134,000              ,000
     Estimated third-party payor settlements (note 7)                                                1,409,000           103,000

     Repossessed property under contract for sale (note 4)                                           1,172,000         1,910,000
     Other current assets                                                                                8,000           133,000
---------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                 5,483,000         6,964,000

Property, plant, and equipment, net (note 8)                                                           335,000           531,000
Restricted cash                                                                                        526,000           537,000
Notes receivable, net (note 4)                                                                       -                 1,039,000
Other intangibles, net of accumulated amortization of $395,000
     and $144,000 in 1998 and 1997, respectively (notes 5 and 6)                                       431,000           873,000
Deferred rent                                                                                        -                   416,000
Other assets                                                                                           223,000           288,000
Goodwill, net of accumulated amortization of $419,000 and $266,000
      in 1998 and 1997, respectively (notes 5 and 6)                                                   538,000           766,000
---------------------------------------------------------------------------------------------------------------------------------

                                                                                              $      7,536,000        11,414,000
---------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                                         $        444,000           975,000
     Accrued payroll and related expenses                                                              746,000           908,000
     Accrued expenses - MEDIQ (note 10)                                                              -                 1,019,000
     Estimated third-party payor settlements (note 7)                                                  967,000         2,187,000
     Other accrued expenses (note 9)                                                                 2,258,000         2,400,000
     Note payable (note 10)                                                                          2,000,000          -
     Line of credit (note 10)                                                                          500,000          -
     Current maturities of long-term debt (note 10)                                                    579,000        10,720,000
---------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                            7,494,000        18,209,000

Long-term debt (note 10)                                                                               176,000         1,456,000

Other liabilities                                                                                    -                    19,000
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                     7,670,000        19,684,000
---------------------------------------------------------------------------------------------------------------------------------
Stockholders' deficit:
     Preferred stock ($.01 par value; authorized: 5,000,000; issued and outstanding: none)           -                  -
     Common stock ($.01 par value; authorized: 15,000,000; issued and outstanding:
          3,538,000 and 3,513,000 in 1998 and 1997, respectively)                                       35,000            35,000
     Additional paid-in capital                                                                     41,938,000        41,798,000
     Accumulated deficit                                                                           (42,107,000)      (50,103,000)
---------------------------------------------------------------------------------------------------------------------------------

Total stockholders' deficit                                                                           (134,000)       (8,270,000)
---------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (note 11)
                                                                                              $      7,536,000        11,414,000
=================================================================================================================================


See accompanying notes to consolidated financial statements.




                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Deficit

Years ended September 30, 1998, 1997, and 1996

===============================================================================================================================

                                                         Common stock
                                                   --------------------------        Additional
                                                          Shares                        paid-in     Accumulated
                                                          issued       Amount           capital         deficit            Total
--------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1995                            3,310,000     $ 33,000        41,699,000     (30,937,000)     10,795,000

      Net loss                                            -              -              -           (14,377,000)    (14,377,000)
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1996                            3,310,000       33,000        41,699,000     (45,314,000)     (3,582,000)

      Issuance of common stock in connection
          With Apogee acquisition (note 5)               200,000        2,000            98,000        -                100,000
      Exercise of stock options                            3,000         -                1,000        -                  1,000
      Net loss                                            -              -              -            (4,789,000)     (4,789,000)
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1997                            3,513,000       35,000        41,798,000     (50,103,000)     (8,270,000)

      Exercise of stock options                           25,000         -               12,000        -                 12,000
      Issuance of stock warrants in connection
          With Mediq settlement (note 14)                 -              -              128,000        -                128,000
      Net income                                          -              -              -             7,996,000       7,996,000
--------------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1998                            3,538,000     $ 35,000        41,938,000     (42,107,000)       (134,000)
================================================================================================================================


See accompanying notes to consolidated financial statements.



                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended September 30, 1998, 1997, and 1996

                                                                                     1998              1997                1996
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                           $ 7,996,000        (4,789,000)        (14,377,000)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Depreciation and amortization                                          597,000           369,000           1,034,000
           Provision for bad debts                                              3,326,000         3,467,000           6,320,000
           Provision (benefit) for deferred income taxes                         -                  -                   500,000
           (Gain) loss on sale of freestanding facilities                      (2,465,000)          -                 4,440,000
           Gain on early extinguishment of debt                                (9,185,000)          -                  -
           Loss on disposal of fixed assets                                        28,000           -                  -
           Writedown of long-term assets                                          430,000           696,000             461,000
           Increase (decrease) in cash from changes in:
                Accounts receivable and estimated third-party payor
                  settlements, net                                             (2,997,000)       (5,000,000)           (723,000)
                Income taxes refundable                                          -                  662,000            (662,000)
                Prepaid expenses and other                                        141,000          (118,000)             10,000
                Deferred rent                                                     (31,000)         (198,000)            (52,000)
                Accounts payable                                                 (531,000)          170,000            (867,000)
                Accrued payroll and related expenses                             (162,000)          325,000            (283,000)
                Accrued expenses - MEDIQ                                          817,000           698,000             (56,000)
                Other accrued expenses                                           (380,000)          567,000            (627,000)
--------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                          (2,344,000)       (3,151,000)         (4,882,000)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of freestanding facilities and Joint Venture               3,688,000           -                 9,099,000
  Capital expenditures for property, plant and equipment                          (23,000)         (178,000)           (273,000)
  Collections on notes receivable                                                -                  190,000            -
  Acquisitions of businesses                                                     -                 (427,000)           (150,000)
  Deferred costs                                                                 -                  -                    69,000
  Restricted cash                                                                  11,000          (231,000)           (306,000)
  Other assets                                                                     65,000           (82,000)            (30,000)
  Other liabilities                                                               (19,000)           (6,000)             (6,000)
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                             3,722,000          (734,000)          8,403,000
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Borrowings                                                                   12,651,000         4,110,000            -
  Debt repayments                                                             (14,095,000)       (3,393,000)         (3,280,000)
  Other                                                                            12,000           (29,000)            (20,000)
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                            (1,432,000)          688,000          (3,300,000)
--------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  (54,000)       (3,197,000)            221,000

Cash and cash equivalents:
  Beginning of year                                                               108,000         3,305,000           3,084,000
--------------------------------------------------------------------------------------------------------------------------------

  End of year                                                                    $ 54,000           108,000           3,305,000
================================================================================================================================




                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES


                                                                                            1998          1997             1996
--------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
      Interest paid                                                                 $    292,000       358,000        1,398,000
      Income taxes refunded, net of payments                                               -           662,000           71,000
--------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing and financing activities:
      Property and equipment and other assets financed with capital leases
           and long-term debt                                                       $      -             -               63,000
      Acquisition - portion financed with long-term debt                                   -           275,000          338,000
      Notes received from sale of freestanding facility                                    -             -            1,400,000
      Liabilities assumed - BHC                                                            -             -            1,160,000
      Issuance of stock warrants - to obtain financing from HCFP                         128,000         -               -
      Issuance of stock - acquisition of Apogee                                            -           100,000           -
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.



                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 1998, 1997, and 1996

--------------------------------------------------------------------------------

   (1)   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         MHM Services, Inc., through its wholly-owned subsidiaries, MHM Extended Care Services, Inc. (Extended Care Services Division), MHM Correctional Services, Inc. (Correctional Services Division), and MHM of Colorado, Inc., (collectively the Company), is a provider of on-site specialty health care services. The Company provides subacute medical and behavioral health services to residents of long-term care facilities as well as to inmates of state correctional facilities. The Company primarily operates in four states. The Company's premium revenue is derived from two contracts with the state of Georgia and one contract with the state of Tennessee.

         CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of MHM Services, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

         CASH EQUIVALENTS

         Cash equivalents include all liquid investments with purchased maturities of three months or less.

         ACCOUNTS RECEIVABLE

         The Company's accounts receivable from its Extended Care Services Division are due from its patients (primarily in Massachusetts, Pennsylvania, Tennessee and Georgia) and other third-party payors, primarily Medicare (50 percent), Medicaid (20 percent), Blue Cross (5 percent) and various commercial insurance companies and other (20 percent). The Company's accounts receivable from its Correctional Services Division (5 percent) are due from the states with which MHM has contracted. The Company maintains an allowance for potential losses from uncollectible accounts.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant, and equipment are stated at cost. Capital leases are recorded at the present value of future lease payments. The Company provides for depreciation and amortization on a straight-line basis as follows:

               Buildings and improvements                     30 years
               Furniture, fixtures, and equipment             5-8 years
               Equipment under capital lease                  5-8 years
               Leasehold improvements                         life of lease



                                                                    (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

   (1)   CONTINUED

         RESTRICTED CASH

         Restricted cash consists of certificates of deposit, which secure performance bonds obtained as required by a correctional contract with the state of Tennessee and an extended care contract with the state of Georgia. It also includes lockbox accounts restricted to pay down a certain revolving credit facility (see note 10).

         OTHER INTANGIBLE ASSETS

         Other intangible assets consist primarily of contractual rights and covenants not to compete. These assets are amortized on a straight-line basis over three to five years (see note 6).

         GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over three to five years (see note 6).

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


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(1)    CONTINUED

         PREMIUM REVENUE RECOGNITION

         The Company has agreements with two states to provide mental health services to prison inmates and nursing home residents. Under these agreements, the Company receives monthly capitated payments based on the number of participants, regardless of services actually performed by the Company.

         CHARITY CARE

         The Company has a policy of providing charity care at its behavioral health facilities to patients who are unable to pay. Such patients are identified based on financial information obtained from the patient and subsequent analysis. Since the Company does not expect payment, estimated charges for charity care are not included in revenues. The amounts of charity care provided, at established rates, were $14,000, $12,000, and $682,000 for 1998, 1997, and 1996, respectively.

         MALPRACTICE INSURANCE COVERAGE

         Medical malpractice claims are covered by a medical malpractice insurance policy, which is a claims-made policy with a prepaid five-year extended reporting period included.

         EARNINGS (LOSS) PER SHARE

         The Company adopted SFAS No. 128 (Statement 128), Earnings Per Share, in 1998. Under this statement, earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents such as stock options and warrants are excluded from the earnings
         (loss) per share calculation because the effect would be antidilutive.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of cash and cash equivalents, restricted cash, accounts receivable, estimated third-party payor settlements receivable and payable, accounts payable and accrued expenses are equivalent to their carrying value because of the short-term maturity of those instruments. The fair values of the Company's long-term debt (see note 10) are considered to be equivalent to their carrying values based upon consideration of borrowings with similar credit ratings, collateral and maturities. The fair value of the Company's notes receivable is equivalent to its carrying value which was estimated at net realizable value (see note 4).


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(1)      CONTINUED

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the allowance for potential losses from uncollectible accounts receivable, estimates of assets and liabilities due from/to third-party payors, the estimated net realizable value of notes receivable, and the estimated impairment of goodwill and other intangible assets.

         INCOME TAXES

         Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         STOCK OPTION PLAN

         Prior to October 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
         (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On October 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(1)      CONTINUED

         RECLASSIFICATIONS

         Certain items in the prior years' financial statements have been reclassified to conform to the 1998 presentation.

(2)      LIQUIDITY

         The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $11,170,000 for the three years ended September 30, 1998, has an accumulated deficit of $42,107,000 as of September 30, 1998, and has a stockholders' deficit of $134,000 as of September 30, 1998. As of September 30, 1998, the Company is in default on one of its notes payable (see note 10) and is experiencing difficulty in generating sufficient cash flows to meet its other obligations and to sustain its operations. At September 30, 1998, current liabilities exceed current assets by $2,011,000. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         In May 1996, the Company sold six of its seven freestanding behavioral health facilities that represented approximately 51 percent of net revenues for fiscal 1996. These facilities were sold due to the expectation of more profitable opportunities to grow the Extended Care Services Division and other specialty on-site healthcare services. The Company sold its one remaining freestanding behavioral health facility (Mountain Crest) on April 17, 1998. Mountain Crest represented approximately 10 percent of net revenues for fiscal 1998.

         The Company has made several acquisitions in its Extended Care Services Division through fiscal 1997 (see note 5). However, to date, this division has operated unprofitably overall. As a result, the Company is in the process of closing or selling extended care operations in states where revenues have not been sufficient to operate profitably, as well as making selective reductions in operating and general and administrative costs.

         Effective March 11, 1997, the Extended Care Services Division obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility are limited to qualified accounts receivable. Also, the Company borrowed $500,000 in October 1997 and again in July 1998 on a line of credit guaranteed by certain officers and directors of the Company. In July 1998, the Company borrowed $2,000,000 to finance a settlement with MEDIQ (note 10).


                                                                     (Continued)
                                       32

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(2)      CONTINUED

         In a continuing effort to improve the Company's financial condition for both the immediate future and the long term, the Company is seeking more profitable business opportunities through its Correctional Services Division while divesting of its Extended Care Services Division. Also, the Company is continuing its efforts to finance its working capital requirements, raise additional capital and improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

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

         In March 1995, Horizon completed its initial public offering, and, in accordance with the terms of the Joint Venture Agreement, acquired the Company's interest in the Joint Venture for approximately $9,600,000 (net of related expenses). The sale resulted in a gain of approximately $500,000 (net of income taxes of $3,000,000). In connection with the sale, the Company assigned to Horizon all of its rights and interest in its management contracts, including related accounts receivable.

         The Company was involved in litigation with Horizon involving the Company's right to certain cash flows as part of the sale of its interest in the Joint Venture. In May 1997, the Supreme Court of Delaware upheld a court award in the Company's favor for approximately $459,000. This amount is reported in other income in 1997.

(4)     SALE OF FREESTANDING FACILITIES

         On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded using the cost recovery method of accounting at an estimated net realizable value of $1,400,000. This was equal to the net book value of the Oakview Treatment Center immediately prior to the sale. The notes were collaterialized by the real property sold. On July 31, 1998, due to lack of payment on the promissory notes, MHM declared the notes to be in default. As a result, the Company reacquired Oakview Treatment Center in a foreclosure sale on


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(4)      CONTINUED

         September 11, 1998. The property was reacquired subject to a junior lien held by the Internal Revenue Service (IRS). At September 30,1998, the notes receivable due from the purchaser totaled $1,172,000 and are reported as repossessed property in the accompanying balance sheets. The Company has entered into an agreement to resell the property at an amount that will substantially cover the amount of notes receivable outstanding. Any sale of the property is contingent upon IRS approval up until the IRS's right of redemption expires on January 11, 1999.

         On May 31, 1996, the Company sold certain assets, consisting principally of five of its freestanding behavioral healthcare facilities, to Behavioral Healthcare Corporation (BHC), pursuant to an Asset Purchase Agreement (the BHC Agreement), dated as of January 24, 1996, and amended as of April 11, 1996, by and between the Company and BHC (the BHC Sale). The facilities were sold to BHC for approximately $10,209,000, consisting of $9,049,000 in cash and $1,160,000 in assumed liabilities of the freestanding facilities (reflecting post-closing adjustments by both parties).

         The Company used a portion of the proceeds from the BHC Sale for: (i) the repayment of the principal amount outstanding under the Company's revolving credit facility ($2,515,000, including related early termination fees of $174,000); (ii) the extinguishment of a portion of the indebtedness not assumed by BHC at the closing of the sale ($692,000, including early termination fees of $139,000), which consisted primarily of indebtedness secured by certain of the assets (particularly a facility and certain equipment) acquired by BHC; and
         (iii) the funding of the Company's obligation to complete repairs to two of the freestanding facilities sold to BHC in the amount of $284,000. During 1997, the Company used the remainder of the proceeds to fund operating losses, Extended Care Services Division acquisitions and increases in receivables primarily relating to growth in the Extended Care Services Division.

         The pretax loss on the sale of these six freestanding behavioral health facilities in 1996 was $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000.

         The Company sold its last freestanding behavioral health facility, Mountain Crest Hospital, on April 17, 1998. The hospital operations, together with certain assets previously leased by the Hospital, were sold to Poudre Valley Hospital for a cash purchase price of approximately $6,500,000. In connection with the sale to Poudre Valley, the Company acquired the previously leased assets for a purchase price of $2,700,000. As a result of this sale, the Company reported a pretax gain of approximately $2,400,000.



                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(5)      ACQUISITIONS

         HCI SERVICES

         In November 1993, the Company acquired substantially all of the assets and assumed certain liabilities of Atlanta-based ICH Services, L.L.C.
         (ICH) (successor to HCI Services, Inc.), which provided behavioral health and other specialized medical services under annual contracts with extended care facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition. The purchase price consisted of 330,000 shares of the Company's common stock, as well as certain additional consideration payable in cash or additional shares of the Company's common stock at the option of the former ICH members, after the third anniversary of the acquisition (November 18, 1996) in an amount equal to approximately 20 percent of the appraised fair market value of the acquired operations.

         To date, neither the Company nor ICH has requested an appraisal of the acquired operations as provided for in the purchase agreement. Both parties have negotiated to modify the terms of the additional consideration without reaching any definitive agreements. The progress of future negotiations is uncertain.

         If no agreement is reached, the Company will be required to comply with the terms of the original agreement. The Company believes that the value of the acquired assets has significantly declined since the acquisition date based on prior and ongoing operational losses as well as increasing regulatory and economic pressures inherent in the extended care services business. The Company estimates that the amount payable under the terms of the original agreement approximates $337,000 which has been accrued and expensed as of September 30, 1998, in the consolidated financial statements. However, if an appraisal results in a value significantly in excess of the Company's expectation and ICH members demand payment in cash, the Company could be forced into a bankruptcy filing as a result of insufficient funding. In any event, the issuance of additional stock to satisfy the Company's obligation could have a dilutive effect on the Company's outstanding common stockholders.

         On December 16, 1998, the Company entered into an agreement with another organization to divest certain of the assets acquired from ICH related to the delivery of mental health services to patients of extended care facilities in the state of Georgia. No consideration was received; however, the Company was relieved of managing the business. Losses of approximately $75,000 consisting of the writedown of related intangible assets were recognized in fiscal 1998 in anticipation of this transaction. The Company's PASARR contract with the State of Georgia Department of Medical Assistance was not a part of this transaction.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(5)      CONTINUED

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

         MHM COUNSELING SERVICES

         In December 1995, the Company's Extended Care Services Division acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown and Taunton, Massachusetts. The Company changed the name of the clinics to MHM Counseling Services and relocated the Charlestown clinic to Cambridge. The purchase price included cash of $150,000 and a $338,000 term loan payable in 36 monthly installments. The purchase price was allocated primarily to intangible assets. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

         LIBERTY BAY

         Effective as of December 1, 1996, the Company's Extended Care Services Division acquired, pursuant to an Agreement (the Liberty Bay Agreement) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. The Company has integrated these operations with MHM Counseling Services and the combined operations from the date of acquisition operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition and continued development, serve approximately 115 extended care facilities.

         As consideration for the purchase, the Company paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000. The purchase price was primarily allocated to intangible assets. The note provides for quarterly interest payments at an annual rate of 9 percent and the payment of the principal amount in one installment on December 1, 1999. The Company also agreed to pay Liberty Bay additional consideration consisting of 20 percent of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is calculated, paid, and


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(5)      CONTINUED

         expensed annually by the Company and totaled approximately $37,000 and $3,000 for years beginning December 1, 1997 and 1996, respectively.

         On December 31, 1998, the Company entered into an agreement with another organization to sell certain assets acquired from National Mentor, Inc., Liberty Bay and Liberty Management related to the delivery of outpatient mental health services and services to patients of extended care facilities in the state of Massachusetts. These assets were sold for $850,000, which will result in a gain on sale of approximately $200,000 to be recorded by the Company in the first quarter of fiscal 1999.

         APOGEE

         Effective as of March 31, 1997, the Company's Extended Care Services Division acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 263 facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition.

         As consideration for the purchase, the Company paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7 percent and annual principal payments. The Company also agreed to pay Apogee additional consideration consisting of 20 percent of "net cash collected" (as such term is defined in the Apogee Agreement) from the acquired operations over a five year period commencing March 31, 1997. Such additional consideration is calculated annually by the Company and did not result in a liability for the year beginning March 31, 1997. As of September 30, 1998 the Company does not anticipate a liability for the year beginning March 31, 1998.

         On December 16, 1998, the Company entered into an agreement with another organization to divest certain assets related to the delivery of mental health services to patients of extended care facilities in the state of Tennessee. No consideration was received; however, the Company was relieved of managing the business. Losses of approximately $176,000 consisting of the write down of related intangibles were recognized in fiscal 1998 in anticipation of this transaction.

         On December 31, 1998, the Company entered into an agreement with another organization to sell certain assets related to the delivery of mental health services to patients of extended care facilities in the state of Pennsylvania. The total consideration for this transaction was $170,000 of which $20,000 was paid at closing and the remaining $150,000 was in the form of a promissory note payable, in its entirety, on March 30,


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(5)      CONTINUED

         1999. The assets acquired by the purchaser in this transaction secure this note. This transaction will result in a gain on the sale of approximately $25,000 to be recorded by the Company in the first quarter of fiscal 1999.

(6)      WRITEDOWN OF LONG-TERM ASSETS

         In November 1996, the Company decided that its SCC operation was to be discontinued because of continuing losses. The Company shut down operations in December 1996. As a result, the carrying value of all other assets related to SCC, primarily intangible assets were written down resulting in a charge of $461,000 in the year ended September 30, 1996.

         In September 1997, the Company decided to dispose of the Florida and North Carolina operations of its Extended Care Services Division and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that the recoverability of goodwill relating to the HCI acquisition (note 5) was permanently impaired. The Company evaluated the carrying value of goodwill based on cash flow analysis and estimated disposal values. As a result, the carrying value of goodwill and other intangibles relating to these operations were written down resulting in a charge of $696,000 in the year ended September 30, 1997.

         In September 1998, the Company decided to sell certain assets and contractual rights related to the Extended Care Services Division. In connection with this decision, the Company determined that the recoverability of remaining goodwill and other intangible assets relating to a portion of the HCI Services and Apogee acquisitions (note
         5) was permanently impaired. As a result, the carrying value of goodwill and other intangibles relating to these operations were written down resulting in a charge of $430,000 in the year ended September 30, 1998.

         HCI Services and Apogee collectively represent revenues of $5,028,000, $4,771,000 and $5,510,000 and net losses of $1,205,000, $2,645,000 and
         $539,000 for the years ended September 30, 1998, 1997, and 1996 respectively.

         As a result of sales of assets related to the Extended Care Division and the Company's last free-standing facility described above and in note 4, the Company will have virtually no ongoing revenues from those operations. Had these sales of assets taken place at the beginning of fiscal year 1998, the Company's total revenues for the year ended September 30, 1998 would have been approximately $15,000,000. Similarly, the Company's loss before extraordinary item for the year ended September 30, 1998 would have been approximately $1,300,000 and its loss per share before extraordinary item (basic and diluted) would have been approximately $(.38).



                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(7)      THIRD-PARTY PAYORS


         The Company has agreements with third-party payors that provide for payments for patient services at amounts that differ from its established rates. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed cost reports for two of the six freestanding behavioral health facilities sold in 1996, as well as for the remaining facility sold in 1998.

         Tentative and final settlements with all third-party payors for prior cost reporting periods have resulted in adjustments to increase net patient service revenue by approximately $762,000 and $965,000 for 1998 and 1997, respectively.

         A summary of the payment arrangements with major third-party payors follows.

         MEDICARE

         Inpatient non-acute services, certain outpatient services and defined capital costs related to Medicare beneficiaries are paid primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

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

         EXTENDED CARE SERVICES

         Professional services provided to residents of extended care facilities are paid primarily on a fee-for-service basis. Medicare is the primary payor for such services. The Company is reimbursed based on fee schedules and is subject to prepayment and retroactive reviews of medical necessity conducted by the intermediary.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(8)      PROPERTY, PLANT, AND EQUIPMENT

         Property, plant and equipment includes the following:

                                                              1998                      1997
-----------------------------------------------------------------------------------------------

Leasehold improvements                              $         21,000                    29,000
Furniture, fixtures, and equipment                           968,000                   994,000
Equipment under capital lease                                323,000                   323,000
-----------------------------------------------------------------------------------------------

                                                           1,312,000                 1,346,000

Less accumulated depreciation and amortization               977,000                   815,000
-----------------------------------------------------------------------------------------------

                                                    $        335,000                   531,000
-----------------------------------------------------------------------------------------------

         Depreciation and amortization expense related to property, plant, and equipment was $191,000, $185,000, and $735,000 for 1998, 1997, and
         1996, respectively.

(9)      OTHER ACCRUED EXPENSES

         Other accrued expenses includes the following:

                                                               1998                      1997
-----------------------------------------------------------------------------------------------

Accrued rent                                        $             -                    255,000
Accrued refunds                                               166,000                  218,000
Accrued professional fees                                     665,000                  860,000
Accrued miscellaneous taxes                                   184,000                  254,000
Other accrued expenses                                      1,243,000                  813,000
-----------------------------------------------------------------------------------------------

                                                    $       2,258,000                2,400,000
-----------------------------------------------------------------------------------------------

(10)     LONG-TERM DEBT

         MEDIQ

         In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year note (the MEDIQ Note) for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bore interest at a rate of prime plus
         1.5 percent, with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years. Principal payments of $767,000 were made in 1996 and additional principal payments of $256,000


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
(10)     CONTINUED

         representing the contractually required principal payments for October 1996 through January 1997, were made as of September 30, 1997, based on a fifteen year amortization period, with the balance due on August 31, 1998.

         The Company filed a complaint on February 10, 1997 in Superior Court of New Jersey, Law Division against MEDIQ alleging that the MEDIQ Note is invalid on the grounds that MEDIQ breached its fiduciary obligations in connection with forcing the Company to execute the MEDIQ Note, the MEDIQ Note lacks consideration, the MEDIQ Note is unconscionable and it unjustly enriches MEDIQ at the Company's expense. The case was then transferred by the Court of Camden, New Jersey. The Company asked the Court to declare the MEDIQ Note null and void, require MEDIQ to return to the Company all payments MEDIQ has received under the MEDIQ Note and award the Company compensatory, consequential and punitive damages. The Company remained current in its payments under the MEDIQ Note until filing the lawsuit at which time it withheld payments commencing with the payment due for February 1997 and all subsequent payments. The Company received notice from MEDIQ by letter dated February 11, 1997 stating that as a result of the Company's withholding of the February installment due under the MEDIQ Note, MEDIQ claims to have accelerated all principal and interest due under the MEDIQ Note. For fiscal year ended September 30, 1997, the outstanding amount owed by the Company under the MEDIQ Note ($10,478,000) was classified as a current liability. Additionally, the Company had accrued interest payable under the terms of the note of $777,000 and other accrued expenses of $242,000 as of September 30, 1997.

         On November 21, 1997, a Judge of the New Jersey Superior Court, Law Division, Camden County, entered a summary judgement against the Company and in favor of MEDIQ. The adverse decision dismissed the Company's suit against MEDIQ and as a result, judgement was entered in MEDIQ's favor for the full principal balances and related accrued interest. The Law Division also denied the Company's request for a stay in the entry of execution of the judgement.

         On July 15, 1998, the Company and MEDIQ settled the $11,800,000 judgement against the Company. In return for a cash payment of $3,000,000 by the Company, MEDIQ has vacated its claim, and released the Company and its affiliates from any and all other liabilities; provided, however, no bankruptcy proceedings involving the Company occur which result in MEDIQ repaying all or part of the settlement amount it received. The settlement resulted in an extraordinary gain for fiscal 1998 of approximately $9,185,000.

         A $2,000,000 note obtained from HealthCare Financial Partners as well as draws on the Company's existing line of credit funded the settlement. The $2,000,000 note is collateralized by substantially all the assets of the Company, has a six month term expiring in January 1999, carries interest of prime plus two percent, a two percent


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(10)     CONTINUED

         commitment fee, and a completion fee of an additional two percent. The weighted-average interest rate is 10.42 percent as of September 30, 1998.

         REVOLVING CREDIT FACILITY

         Effective March 11, 1997, MHM Extended Care Services, Inc. entered into a $4,000,000 revolving credit facility with HealthCare Financial Partners. The facility, which bears interest at prime plus 2.25 percent, is secured by accounts receivable and expires in March 1999. The loan is also secured by the stock of the Company's subsidiary, MHM Extended Care Services, Inc. The amount of credit available fluctuates based on the amount of qualified accounts receivable. As of September 30, 1998 and 1997, the Company had $344,000 and $1,122,000 outstanding under this facility, respectively. The weighted-average interest rate is 10.75 percent as of September 30, 1998 and 1997.

         LINE OF CREDIT

         On October 1, 1997, the Company secured a line of credit with NationsBank, N.A. that permits maximum borrowings by the Company of $500,000, with a commitment fee of .5 percent and bears interest at the Eurodollar Rate plus 2.6 percent, per annum. Certain members of senior management and a Board member personally guaranteed payment of the line to include the liability costs, and expenses. For their guarantee the Company granted the guarantors a security interest in and lien on all real and personal, tangible or intangible property of the Company. As of September 30, 1998, the Company had $500,000 outstanding under this line of credit. The weighted-average interest rate was 7.16 percent. The line of credit expires in March 1999.

         TERM LOANS AND CAPITAL LEASE OBLIGATIONS

         At September 30, 1998 and 1997, term loans totaling $339,000 and $450,000, respectively, represent various notes payable relating to the Apogee, Liberty Bay, and MHM Counseling acquisitions which bear interest at rates ranging from 7 percent to 9 percent and terms through March 2000 (see note 5). The note to Apogee totaling $125,000 at September 30, 1998, is in default for nonpayment of principal and therefore is classified as a current liability in the consolidated financial statements.

         Capital lease obligations totaling $72,000 and $126,000 at September 30, 1998 and 1997, respectively, are payable in monthly installments including interest at rates ranging from 9 percent to 13 percent and terms through January 2001 and are collateralized by certain assets with a net book value of $76,000 and $115,000, respectively.

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(10)     CONTINUED

         OTHER EARLY EXTINGUISHMENT OF DEBT

         In 1996, the Company recorded an extraordinary item in the amount of $463,000 consisting primarily of costs related to the early extinguishment of the Company's long-term debt and the write off of associated loan acquisition costs.

         Scheduled maturities of all long-term debt are as follows:

 Year ending September 30
-------------------------------------------------------------------

1999                                                 $     579,000
2000                                                       166,000
2001                                                         8,000
2002                                                         2,000
-------------------------------------------------------------------

                                                     $     755,000
-------------------------------------------------------------------

(11)   COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases certain equipment and office facilities under non-cancelable operating leases. The future minimum lease payments required under operating leases are as follows:

         Lease expense was $938,000, $1,496,000, and $1,433,000 for 1998, 1997,
         and 1996, respectively.

Year ending September 30
-------------------------------------------------------------------

1999                                                 $      355,000
2000                                                        257,000
2001                                                        246,000
2002                                                        200,000
2003                                                        184,000
Thereafter                                                   77,000
-------------------------------------------------------------------

Total future minimum lease payments                  $    1,319,000
-------------------------------------------------------------------


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(11)    CONTINUED

         The Company is currently negotiating a new lease for its Corporate Office. The Company expects this new lease to commence February 1, 1999.

         LITIGATION

         The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.

         CONTINGENCIES

         On November 23, 1998, the Company received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), that the Company's counseling clinic located in Taunton, Massachusetts had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of MassPro's audit, the Company was requested to repay the Massachusetts Medical Assistance Program $215,000. The Company has thirty days to appeal this determination. Although the Company believes it will prevail in reducing the amount of repayment requested, the full amount of this potential liability has been recorded in the consolidated financial statements at September 30, 1998.

         MassPro performed a similar audit in April 1998 on the Company's clinic located in Cambridge, Massachusetts. The Company has not received any correspondence from MassPro on the results of this audit. The Company does not believe the results of this audit will have a material financial impact on the Company's operations.

         The Company has been notified that a claim for refund of certain Medicare payments is being made against SCC to which a subsidiary of the Company previously provided management services. The claim is being asserted by the Medicare fiscal intermediary which was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursement paid to the group prior to any involvement of the Company's subsidiary as well as during the period in which management services were provided to SCC. No claim has been asserted against the Company or its subsidiary, and the Company does not believe that it has any liability with respect to the claims made against SCC.

         MALPRACTICE INSURANCE

         The Company has a general and professional liability policy that is written on a claims-made basis with a five year prepaid extended reporting period. This means coverage is extended for events reported sixty months after the policy ends, as long as the event

                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(11)     CONTINUED

         occurred during the policy period. The coverage per occurrence is $1,000,000 with a $3,000,000 aggregate.

(12)     INCOME TAXES

         Income tax (benefit) expense consists of the following:


                                                    1998                             1997                1996
-----------------------------------------------------------------------------------------------------------------

Current:
      Federal                                   $       -                              -               (662,000)
      State                                          93,000                            -               (146,000)
-----------------------------------------------------------------------------------------------------------------

                                                     93,000                            -               (808,000)
-----------------------------------------------------------------------------------------------------------------

Deferred:
      Federal                                           -                              -                 500,000
      State                                             -                              -                    -
-----------------------------------------------------------------------------------------------------------------

                                                        -                              -                 500,000
-----------------------------------------------------------------------------------------------------------------

Total income tax (benefit) expense              $    93,000                            -               (308,000)
-----------------------------------------------------------------------------------------------------------------

         The differences between the effective income tax (benefit) expense and the income tax (benefit) expense computed using the U.S. Federal income tax rate are as follows:

                                                                  1998                       1997                       1996
------------------------------------------------------------------------------------------------------------------------------------

Statutory expense (benefit)                                  $   (386,000)                (1,676,000)               (4,888,000)
State income taxes, net of federal (benefit) tax                   93,000                    (71,000)                  (96,000)
Valuation allowance                                               383,000                  1,668,000                 4,658,000
Goodwill amortization                                                   -                      5,000                    18,000
Other items-net                                                     3,000                     74,000                      -
------------------------------------------------------------------------------------------------------------------------------------

Total income tax (benefit) expense                           $     93,000                        -                    (308,000)
------------------------------------------------------------------------------------------------------------------------------------

         The reconciliation presented above reflects tax expense from income
         (loss) before extraordinary items. For 1998, the MEDIQ extraordinary gain of $9,185,000 does not result in any tax expense. This is due to the extraordinary gain qualifying for income exclusion under Internal Revenue Code (IRC) Section 108 and utilization of net operating loss carry-forwards.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(12)     CONTINUED

         Significant components of deferred tax assets and liabilities follow:

                                                           1998                   1997
------------------------------------------------------------------------------------------

Assets:
             Allowance for doubful acounts            $  1,709,000          $   2,256,000
             Net operating loss carryforwards            1,504,000              4,318,000
             Writedown of long-term assets                 434,000                268,000
             Other                                         105,000                191,000
             Valuation allowance                        (3,700,000)            (6,958,000)
------------------------------------------------------------------------------------------

                                                            52,000                 75,000
------------------------------------------------------------------------------------------

Liabilities:
             Prepaid expenses                               52,000                 39,000
             Depreciation and amoritzation                    -                    36,000
------------------------------------------------------------------------------------------

                                                            52,000                 75,000
------------------------------------------------------------------------------------------

Net deferred tax asset                                $       -                      -
------------------------------------------------------------------------------------------

         At September 30, 1998, for income tax purposes, the Company had federal operating loss carry-forwards of approximately $3,907,000 and, state net operating loss carry-forwards of approximately $12,334,000 expiring through 2012. The income exclusion under IRC Section 108 causes a reduction in tax attributes; thus net operating loss carry-forwards are reduced accordingly. The change in valuation allowance was a reduction of $3,258,000 in 1998 and an increase of $1,668,000 in 1997.

(13)     RELATED-PARTY TRANSACTIONS

         ACCRUED EXPENSES - MEDIQ

         As of September 30, 1997, amounts payable to MEDIQ include accrued interest payable of $777,000 and other accrued expenses of $242,000 primarily representing unpaid federal taxes for the period in which the Company was included in MEDIQ's consolidated federal tax return and expenses incurred by MEDIQ on behalf of the Company. As of September 30, 1998, there were no accrued expenses payable to MEDIQ.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(13)     CONTINUED

         INTEREST EXPENSE -  MEDIQ

         The Company incurred interest expense related to the note payable to MEDIQ of $757,000, $1,042,000, and $1,097,000 in 1998, 1997, and 1996
         respectively.

         SERVICES AGREEMENT  - MEDIQ

         Since April 1, 1993, the Company has obtained certain legal, accounting, tax and risk management services from MEDIQ at prescribed rates pursuant to a services agreement. The service agreement terminated in 1996. Fees for such services, were $0, $30,000, and $38,000 for 1998, 1997, and 1996, respectively, and are included in general and administrative expenses.

         TAX ALLOCATION/SHARING AGREEMENT

         Pursuant to a tax allocation/sharing agreement, the Company will reimburse MEDIQ for any future tax assessments against MEDIQ resulting from the Company's operations, and the Company will be reimbursed by MEDIQ for any future tax benefit derived by MEDIQ resulting from the Company's operations and the Company will be indemnified for certain tax liabilities; in each case, for periods during which the Company had been a member of MEDIQ's consolidated group.

  (14)   STOCK OPTIONS AND WARRANTS

         OPTIONS

         The Company has a Stock Option Plan (the Stock Option Plan) and a Stock Option Plan for Non-Employee Directors (the Directors' Stock Option
         Plan). Under the Stock Option Plan, up to 350,000 shares of the Company's common stock may be subject to stock options granted to officers and key employees of the Company. Under the Stock Option Plan for Non-Employee Directors there is no limitation of the Company's common stock that may be subject to stock options granted. Options vest at 20 percent each year and may not be granted for a term in excess of ten years from the date of grant. On January 30, 1997, all outstanding options, which totaled 233,600, were re-priced at an exercise price of $.50. As of September 30, 1998, options to acquire 174,400 shares of stock were exercisable under the Stock Option Plan and options to acquire 7,500 shares of stock were exercisable under the Directors' Stock Option Plan. Exercise prices of stock options granted represent fair market value of the common stock at date of grant, or for the re-priced options, at January 30, 1997.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

  (14)   CONTINUED

         The Company applies APB Opinion No. 25 in accounting for its stock option plan for options granted to employees and directors and, accordingly, no compensation expense for stock options has been recognized in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
         (loss) would have been decreased (increased) to the pro forma amounts indicated below:


                                           1998               1997              1996
-----------------------------------------------------------------------------------------

Net income (loss):

     As reported                      $  7,996,000        (4,789,000)       (14,377,000)
     Pro forma                           7,961,000        (4,808,000)       (14,391,000)

Income (loss) per common share:

     As reported                      $       2.26             (1.40)             (4.34)
     Pro forma                                2.25             (1.41)             (4.35)
------------------------------------------------------------------------------------------

         The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 1998, 1997 and 1996, respectively: dividend yield of 0 percent (all years); expected volatility 126.51, 132.79 and 140.19 percent; risk-free interest rate of 5.66, 6.46 and 6.90 percent; and expected lives of 8 years (all years).

         A summary of the status of the Company's stock options as of September 30, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                                   1998                           1997                           1996

                                        ---------------------------     -------------------------      --------------------------
                                                          Weighted                      Weighted                       Weighted
                                                          average                       average                        average
                                                          exercise                      exercise                       exercise
                                           Shares          price          Shares         price           Shares         price
---------------------------------------------------------------------------------------------------------------------------------

Outstanding at beginning
     of year                               359,400       $    0.72        259,600       $    3.28        269,600       $    3.68
Granted                                     95,100            0.84        165,000            0.98         61,500            1.99
Exercised                                  (24,800)           0.50         (3,000)           0.50            -                -
Forfeited                                  (47,500)           0.74        (62,200)           1.48        (71,500)           3.68

---------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                 382,200            0.76        359,400            0.72        259,600            3.28
---------------------------------------------------------------------------------------------------------------------------------

Options exercisable at end of year         181,900            0.59        176,400            0.50        161,500            3.62
---------------------------------------------------------------------------------------------------------------------------------

Weighted-average fair value
     of options granted
     during the year                    $     0.79                     $     0.93                      $    1.83
---------------------------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------
(14)     CONTINUED

         The following table summarizes information about stock options outstanding at September 30, 1998:

                                     Options outstanding                            Options exercisable
                      ---------------------------------------------------        -------------------------
                                      Weighted-average           Weighted                        Weighted
                                             remaining            average                         average
     Exercise                              contractual           exercise                        exercise
       prices          Number                     life              price          Number           price
----------------------------------------------------------------------------------------------------------

$0.50 - $0.75         265,700                     6.70            $  0.55         160,000            0.51
 1.00 -  1.50         111,500                     8.90               1.23          21,900            1.22
 1.75                   5,000                     9.81               1.75            -                -
----------------------------------------------------------------------------------------------------------
$0.50 - $1.75         382,200                     7.39               0.76         181,900            0.59
----------------------------------------------------------------------------------------------------------

        WARRANTS

         On July 15, 1998, the Company issued warrants to purchase 300,000 shares of common stock at $.01 per share to HealthCare Financial Partners (HCFP), in exchange for HCFP granting the Company a $2,000,000 note payable used to fund the MEDIQ settlement (see note 10). The warrants are immediately exercisable and will expire on July 15, 2003. This resulted in an expense of $128,000 that served to reduce the MEDIQ gain.

         On July 15, 1998, the Company issued warrants to purchase 145,000 shares of common stock at $.50 per share (which exceeded the current fair value of each share) to the Company's Chief Executive Officer in exchange for an $800,000 personal guarantee on the $2,000,000 note payable to HCFP. The warrants are immediately exercisable and will expire on July 15, 2008. No expense was attributed to this grant.

         On October 1, 1997, the Company issued warrants to purchase 90,000 shares of common stock at $1.51 per share to certain members of the Company's senior management and a certain Board member in exchange for personal guarantees on the $500,000 NationsBank, N.A. line of credit (see note 10). In addition, for each month there was an outstanding balance on the line of credit, the Company issued additional warrants to purchase shares of common stock at $1.51 per share. As a result, during fiscal 1998, an additional 45,900 warrants were granted. All of the warrants are immediately exercisable and have no expiration period. No expense was attributed to these grants, as to the exercise price exceeded the stock's fair value on each date of grant.


                                                                     (Continued)

MHM SERVICES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


--------------------------------------------------------------------------------

(15)     RETIREMENT PLAN

         The Company has a 401(k) plan (the Plan). Employees, who are age 21 or older, are eligible to join the Plan upon completion of six months of service. The Plan provides that the Company will make a matching contribution equal to $0.50 for each $1.00 contributed by a participant not to exceed 1.5 percent of a participant's compensation. The Company's matching contribution is made in cash to be used to purchase shares of common stock of the Company for the accounts of the participants. For the years ended September 30, 1998, 1997, and 1996, the Company's contributions were $44,000 $38,000, and $70,000, respectively.

(16)     FOURTH-QUARTER RESULTS

         The fourth quarter income of approximately $7,024,000 resulted primarily from the $9,185,000 extraordinary gain on the early extinguishment of the MEDIQ liability. Excluding the extraordinary gain, the Company would have experienced a net loss of approximately $2,161,000, which exceeded prior quarterly reported losses due to several fourth quarter adjustments such as the following: write down of goodwill and other intangible assets due to a decision to divest the Extended Care Services Division ($251,000), an increase in the allowance for doubtful accounts related to the Extended Care Services Division ($750,000), an increase in the liability due to ICH ($179,000) (see note 5), and a liability recorded in connection with a contingency ($215,000) (see note 11). Also, during the fourth quarter, an adjustment related to changes in estimated third-party payor settlements occurred, effectively increasing net patient service revenue by $486,000.

(17)     NEW FINANCIAL ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information that will require the Company to report certain information about operating segments. In accordance with the provisions of SFAS No. 131, the Company will adopt this new standard for the year ending September 30, 1999. The adoption of this standard will not have a material effect on the financial position or results of operations of the Company.

--------------------------------------------------------------------------------


                                                                     (Continued)

                                                                     SCHEDULE II

MHM SERVICES, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts and Reserves

Years ended September 30, 1998, 1997, and 1996

------------------------------------------------------------------------------------------------------------------

                                                   Balance at       Charged to                         Balance at
                                                 beginning of        costs and                                end
                                                       period         expenses       Deductions         of period

------------------------------------------------------------------------------------------------------------------

Year ended September 30, 1998:
  Allowance for doubtful accounts(1)              $ 5,514,000        3,326,000        4,402,000         4,438,000

Year ended September 30, 1997:
  Allowance for doubtful accounts                 $ 4,404,000        3,467,000        2,357,000         5,514,000

Year ended September 30, 1996:
  Allowance for doubtful accounts                 $ 1,299,000        6,320,000        3,215,000         4,404,000

------------------------------------------------------------------------------------------------------------------


                 (1) Approximately $650,000 of the 1998 deduction is related to the sale of Mountain Crest receivables in the sale described in note 4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On May 1, 1997, the Registrant discharged Deloitte & Touche LLP as the Company's independent accountant to audit the Registrant's consolidated financial statements. KPMG LLP was engaged as its new independent accountant to audit the Registrant's consolidated financial statements for the fiscal year ending September 30, 1998 and 1997.

       The independent accountants' report dated December 30, 1996 on the consolidated financial statements for the fiscal years ended September 30, 1996 and 1995 contained no qualification or modification as to audit scope or accounting principles, nor any disclaimer of opinion; however, for each of the years it included an explanatory paragraph relating to the Company's ability to continue as a going concern. The decision to change accountants was recommended by management and approved by the Board of Directors.

       During fiscal years 1996 and 1995 and subsequent interim periods of 1997, there have been no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices which if not resolved to their satisfaction would have resulted in a reference to the subject matter in the independent accountants' report. Similarly, there have been no such disagreements with KPMG LLP since the date of their engagement.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


NAME                                       AGE                     POSITIONS WITH THE COMPANY
----                                       ---                     --------------------------
Michael S. Pinkert                         57                      President, Chief Executive Officer and
                                                                   Director

John L. Silverman (1)(2)                   57                      Director

William P. Ferretti (2)(3)                 53                      Director

Michael F. Sandler (3)(4)                  53                      Director

Steven H. Wheeler                          36                      Executive Vice President - Operations and
                                                                   Director

Cleveland E. Slade                         43                      Vice President and Chief Financial Officer

Robert W. May                              38                      Vice President - Development

(1) Became a Director February 1998
(2) Member of the Compensation and Stock Option Committee
(3) Member of the Audit Committee
(4) Became a Director August 1998

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

       William P. Ferretti has been a Director of the Company since August 1996. Mr. Ferretti has been Chief Executive Officer of Medstar Television, Inc. (producer and syndicator of televised medical news) since 1982 and also is a Director of U.S. Physicians, Inc. (physician practice management) and Vitas Healthcare Corporation (provider of hospice services) and a general partner of the Mid-Atlantic Venture Fund -II (venture capital firm).

       Michael F. Sandler has been a Director of the Company since August 1998. Mr. Sandler is President and Chief Exexutive Officer of VeriText L.L.C. Previously, Mr. Sandler held the position Senior Vice President-Finance and Chief Executive Officer and was on the Board of Directors of MEDIQ, Inc. From 1986 to 1993 the Registrant had been a wholly owned subsidiary of MEDIQ. Mr. Sandler previously served the Registrant as a Director from August 1993 until January 1997.

       Steven H. Wheeler joined the Company in May 1994 and has served as Vice President-Operations since December 1997. Prior to this promotion, he served as Vice President - Integrated Delivery Systems. Before joining the Company, Mr. Wheeler was Director of Business Development/Operations for Florida Psychiatric Group from April 1993 to February 1994, General Manager, Psych Options, Inc. from March 1992 to April 1993, and Regional Director of Operations, Merit Behavioral Care Corporation (formerly American Biodyne) from May 1990 to February 1992.

       Cleveland E. Slade has been Vice President and Chief Financial Officer since July 1998. Previously, Mr. Slade served as Vice President of Finance, Chief Financial Officer and Secretary of Sheppard Pratt Foundation from February 1997 to June 1998. Mr. Slade served as Regional Controller and the Corporate Controller for the Company from September 1994 to January 1997.

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

ITEM 11. EXECUTIVE COMPENSATION

       Summary Compensation Table

       The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1998 (collectively "Named Executive Officers")


                                          Annual Compensation        Long Term
         Name and                         -------------------       Compensation           All Other
    Principal Position     Year      Salary $          Bonus $      Stock Options      Compensation $ (1)
    ------------------     ----      ---------         -------     --------------     ------------------
Michael S. Pinkert         1998        237,000              -             -                   16,927
  President & Chief        1997        253,293              -          60,000                 18,493
  Executive Officer        1996        297,000              -             -                    5,537
                                                                          -
Steven H. Wheeler          1998        121,687              -          10,000                  8,937
  Executive Vice           1997        124,202              -          30,000                  7,422
President-Operations       1996        105,000              -             -                    6,588
  And Director

Lee Calligaro              1998        110,000              -             -                    7,200
 Vice President-           1997           -                 -             -                      -
 General Counsel           1996           -                 -             -                      -

-------------------

       1. Amounts reported represent the total of automobile allowances and Company contributions to the 401(k) plan.


Compensation of Directors

       Directors who are employees of the Company receive no additional compensation for their services as Directors or as members of committees of the Board of Directors. Non-employee Directors receive an annual Director's fee of $10,000 for their services in such capacities. In 1993 the Company adopted a Stock Option Plan for Non-Employee Directors. All options granted under this plan vest 20% at date of grant with the remaining 80% vesting ratably over four years. Options granted expire ten years from the date of original grant. On January 30, 1997, the Company granted 10,000 options to William Ferretti and 10,000 options to Kenneth A. Kessler, M.D. In February 1998, Dr. Kessler resigned as a Director and all nonvested options were terminated. Additionally Messrs. Silverman and Freedman were granted 12,500 options each at the time they became Directors in January 1998 and Mr. Sandler was granted 12,500 options when he became a Director in August 1998.

Stock Options Granted

       The following table summarizes stock options granted during fiscal 1998 to the Company's Named Executive Officers.

                                                                                                         Potential Realizable
                                                                                                       Value at Assumed Annual
                                                                                                         Rates of Stock Price
                                     Individual Grants                                                 Appreciation for Option
                                                                                                               Term (1)
    ---------------------------------------------------------------------------------------    ----------------------------------
                                           Percent of Total
                                          Options Granted to        Exercise or
                           Options           Employees in            Base Price        Expiration
   Name                  Granted (2)         Fiscal Year             ($/Share)           Date            5%            10%
   ----                  -----------         -----------             ---------           ----            --            ---
Steven H. Wheeler             10,000                  17.4%               $0.62           12/18/07       $3,075         $7,423
Robert May                     2,000                   3.5%               $1.50           10/29/07       $1,488         $3,592
Robert May                     7,000                  12.2%               $0.62           12/18/07       $2,152         $5,196
Cleveland E. Slade            20,000                  35.0%               $0.68           05/07/08       $6,745        $16,282

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

2. The options indicated become exercisable in 20% installments over a five-year period commencing on the first anniversary of the grant date.

Aggregated Option and Fiscal Year-End Option Value Table

       The following sets forth information concerning the September 30, 1998 value of the exercisable and unexercisable options held by each of the Named Executive Officers. No stock options were exercised during fiscal 1998 by any of the Named Executive Officers.

                                                                                                      Value of Unexercised
                                                                    Total Number of                   In-The-Money Options
                                                                  Un exercised Options                     At Year End
                            Shares
                           Aquired             Value
                         On Exercise         Realized     Exercisable           Unexercisable       Exercisable     Unexercisable
Michael Pinkert               -                  -             100,400               41,600           $53,100             -
Steve  Wheeler                -                  -              12,000               38,000           $ 4,130          $9,420
Lee Calligaro                 -                  -               4,000               16,000           $ 2,360          $9,440
Robert  May                   -                  -               4,000               25,000           $   590          $5,650
Cleveland E. Slade            -                  -                  -                20,000              -             $8,200


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

       Changes in Mr. Pinkert's compensation, if any, would be determined by the Committee based upon its subjective analysis of his performance and the Company's overall performance. In 1997 Mr. Pinkert accepted a voluntary reduction in salary to help improve the Company's cash flow. In consideration of this reduction, he received stock options for an additional 60,000 shares based on a survey prepared by an independent management compensation consultant reporting to the Compensation Committee. In 1998 Mr. Pinkert accepted a voluntary reduction in salary to help improve the Company's cash flow. There was no consideration for this reduction.

       The Company has an incentive compensation program that rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a percentage of the bonus potential based upon the percentage achievement of the Company's internal projected operating profit. Bonuses to be paid, if any, are determined based upon the amount by which the Company exceeds its projected operating profit and the allocation of a bonus pool among the plan participants. The bonus pool is based upon the amount by which the Company exceeds its projected operating profit, and can range from 25% to 100% of the amount over the Company's projected operating profit. Allocation factors include salary levels and individual performance evaluations. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance. For fiscal 1998, the Company did not meet its projected financial goals and, as a result, the Company's executive officers did not receive any bonus payments under this plan.

       In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement of shareholder value. As a general rule the options are subject to ratable vesting over a five-year period.

       During fiscal 1998 the Company awarded options for 20,000 shares to Cleveland E. Slade at the time he joined the Company as Vice President and Chief Financial Officer. The Company awarded options for 9,000 shares to Robert May for his achievements in improving operations.

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

Compensation and Stock Option Committee

William P. Ferretti
Kenneth Kessler (1)
Michael S. Sandler (2)

(1) Dr. Kessler resigned from the Board of Directors in February 1998 and at that time ceased to be a member of the Compensation and Stock Option Committee.

(2) Mr. Sandler resigned from the Board of Directors in January 1997 and at that time ceased to be a member of the Compensation and Stock Option Committee. Upon rejoining the Board of Director in August 1998, he has been reappointed to the Compensation and Stock Option Committee.

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

STOCK PERFORMANCE CHART

       The following chart compares the cumulative total shareholder return on the Company's Common Stock for fiscal years 1994 through 1998 with the S&P 600 (small cap companies) and an index of peer companies selected by the Company, consisting of: Vencor Inc., Comprehensive Care Corp., Magellan Health Services, Inc. (formerly Charter Medical Corp.), PMR Corporation and Ramsay Health Care, Inc.


     Comparison of 60 month Cumulative Total Return* Among MHM Services, Inc., the S&P 600 Value Index and a Peer Group

                      9/30/93      9/30/94      9/30/95     9/30/96     9/30/97      9/30/98
MHM Services, Inc.         100           68           85          18          32           26
Peer Group                 100          143          129         134         175           29
S&P 600                    100           99          125         145         198          168

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth, as of November 30, 1998, the beneficial ownership of shares of the Company's Common Stock par value $.01 per share by each person known to the Company to be the owner of in excess of five percent of the Company's outstanding shares of common stock, each director of the Company, each Named Executive Officer and by all directors and officers of the Company as a group.

                  Name                                        Number of                          % of Class
                                                              Shares(1)                     Outstanding (2)
Bessie G. Rotko (3)                                             920,811                               26.0%
Michael S. Pinkert                                              567,803  (4) (5)                      16.0%
William P. Ferretti                                              44,661  (4)                           1.3%
Steven H. Wheeler                                                19,885  (4) (5)                          *
John L. Silverman                                                 2,500  (4)                              *
Michael Sandler                                                   2,500  (4)                              *
Cleveland E. Slade                                                    0  (4)                              *
Lee Calligaro                                                    40,646  (4)                           1.1%
HealthCare Financial Partners                                   300,000  (7)                           8.5%
Apogee, Inc.                                                    200,000  (6)                           5.7%
All Executive Officers and Directors as a Group                 684,795                               19.4%

       * Represents less than one percent

       (1) Except as otherwise indicated below, all shares are expected to be beneficially owned, and sole investment and voting power is expected to be held, by the person named.
       (2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
       (3) Mrs. Rotko is the lifetime income beneficiary of a trust. The Trustees, Bessie G. Rotko, Michael J. Rotko, Judith M. Shipon, Lionel Felzer and Provident National Bank, share voting and investment power with respect to the shares held in the trust. The address of the trustees is c/o Provident National Bank, c/o Robert Tropp, 1600 Market Street, Philadelphia, PA 19103.
       (4) Includes options exercisable currently or within the next 60 days including Mr. Pinkert - 100,400, Mr. Ferretti - 1,130 , Mr. Wheeler - 17,000 ,Mr. Silverman - 2,500 , Mr. Sandler - 2,500 and Mr. Calligaro 8,000 and warrants issued including Mr. Pinkert - 238,474, Mr. Ferretti - 31,154 and Mr. Calligaro - 31,154.
       (5) Includes shares held in retirement accounts
       (6) Represents shares issued to Apogee, Inc in connection with acquisition of assets for Company's Extended Care Services Division during fiscal 1997. The address of Apogee, Inc. is 1060 First Avenue, Suite 410, King of Prussia, PA 19406.
       (7) Represents warrants issued to HealthCare Financial Partners as additional consideration for the $2,000,000 loan the Company used as a part of the MEDIQ settlement. The address of HealthCare Financial Partners is 2 Wisconsin Circle, 4th Floor, Chevy Chase, MD 20815.

Beneficial Ownership Reporting Compliance

       To the best of the Company's knowledge, all Directors and Executive Officers timely filed all forms required by Section 16(a); except that Messrs. Ferretti and Wheeler each inadvertently filed a Form 4 late, which forms have been subsequently filed.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In October 1997, the Company obtained an unsecured $500,000 line of credit from NationsBank. This line of credit was required in order to meet the cash demands of the Company, and there were no other reasonable sources for financing. Michael S. Pinkert personally guaranteed and collateralized the line of credit. William P. Ferretti and Lee Calligaro personally guaranteed the payment of the line of credit to NationsBank up to $100,000 each. In consideration of the risks assumed in connection with the guarantee, the Company granted 90,000 warrants to purchase common stock of the Company at a price of $1.51 per share. The warrants were issued as follows, Mr. Pinkert - 54,000 shares, Messrs. Ferretti and Calligaro 18,000 shares each. In addition, warrants are granted each month following that there is a balance outstanding on the loan. Additional warrants granted through November 30, 1998, were Mr. Pinkert - 33,514, Messrs. Ferretti and Calligaro 11,168 each. The total warrants outstanding at November 30, 1998 were 590,850.

       In funding the MEDIQ settlement, the Company secured a loan for $2,000,000 from its principle lender HealthCare Financial Partners in July 1998. The loan from HealthCare Financial Partners has a six-month term and an interest rate of prime plus 2.6% above the Eurodollar rate. As a condition of granting the loan, HealthCare Financial Partners required Michael S. Pinkert to guarantee $800,000 of the $2,000,000 loan. For his guaranty, the Company granted Mr. Pinkert ten year warrants for 145,000 share of stock exercisable at $.50 per share.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a) Financial Statement Schedules are set forth on pages 23 to 27 of this report
       (b) Reports on Form 8-K
              The Company filed a voluntary report on Form 8-K on September 29, 1998, announcing the appointment of Michael F. Sandler to the Board of Directors replacing Richard S. Freedman, who resigned from the Board. Mr. Freedman gave no reason for his resignation.
       (c) Exhibits are listed in the Exhibit Index which is on page 62 of this Form 10-K and which is incorporated by reference herein.

                                INDEX TO EXHIBITS

EXHIBIT NO.              DESCRIPTION
-----------              -----------
3.1                      Restated Articles of Incorporation of MHM Services, Inc. (1)

3.2                      Amended By-laws of MHM Services, Inc. (2)

4.1                      Specimen certificate (3)

4.2                      Common Stock Purchase Warrant Agreement between the Company and Health Care Financial Partners, Inc. dated July 15, 1998 (4)

4.3                      Registration Rights Agreement between the Company and Health
                         Care Financial Partners, Inc. dated July 15, 1998 (4)

4.4                      Registration Rights Agreement between the Company and
                         Michael S. Pinkert dated July 15, 1998

4.5                      Common Stock Purchase Warrant Agreement between the Company and Michael S. Pinkert dated July 15, 1998 (4)

10.1                     1993 Stock Option Plan (5)

10.2                     1993 Non-Employee Directors' Stock Option Plan (5)

10.3                     1993 Bonus Plan (3)

10.4                     1996 Non-Employee Directors' Stock Option Plan (6)

10.5                     Amendment to 1993 Stock Option Plan (6)

10.6                     Sublease Agreement between the Company and Stanley Martin
                         Companies, Inc. dated June 1996 (7)

10.7                     Contract with Tennessee Department of Corrections (8)

10.8                     Consent to Assignment of Contract with Tennessee
                         Department of Corrections (8)

10.9                     Contract with Georgia Department of Corrections (8)


10.10                    Purchase Agreement with Apogee, Inc. (8)

10.11                    Settlement Agreement among MHM Services, Inc., Oakview
                         Limited Partnership, Columbia Health Associated Limited
                         Partnership, Michael S. Pinkert and MEDIQ, Incorporated dated July 15, 1998 (4)

10.12                    Promissory Note of MHM Services, Inc., MHM Extended Care
                         Services, Inc., MHM of Colorado, Inc., Oakview Limited
                         Partnership and Columbia Health Associated Limited
                         Partnership to Michael S. Pinkert dated July 15, 1998 (4)

10.13                    Credit and Security Agreement among MHM Services, Inc.;
                         MHM Correctional Services, Inc., MHM Extended Care Services,
                         Inc. MHM of Colorado, Inc., Oakview Limited Partnership,
                         Columbia Health Associated Limited Partnership, Michael
                         S. Pinkert and Health Care Financial Partners Funding II, Inc.
                         dated July 15, 1998 (4)

10.14                    $2,000,000 Promissory Note of MHM Services, Inc., MHM Extended
                         Care Services, Inc., MHM of Colorado, Inc., Oakview Limited
                         Partnership, Columbia Health Associated Limited Partnership
                         to HealthCare Financial Partners Funding II, Inc. dated
                         July 15, 1998 (9)

21                       Subsidiaries of MHM Services, Inc. (9)

23                       Consents of KPMG LLP and Deloitte & Touche LLP (9)

27                       Financial Data Schedule (9)

----------------

(1)    Incorporated by reference to the Registrant's Form 8-K/A dated May 15,
       1996
(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1995
(3)    Incorporated by reference to the Registrant's Form 10 filed August 13,
       1993
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1998
(5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993
(6) Incorporated by reference to the Registrant's 1996 Annual Meeting Proxy Statement
(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1996
(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1997
(9)    Filed herewith

7.1  SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated January 14, 1999                                      MHM SERVICES, INC.


                                                   By:   /s/ Michael Pinkert
                                                        ---------------------------------
                                                          Chief Executive Officer, President
                                                          And Director


                                                        /s/ Steven H. Wheeler
                                                       ----------------------------------
                                                         Executive Vice President-Operations
                                                         And Director



                                                        /s/ Cleveland E. Slade
                                                       -----------------------------------
                                                         Vice President - Finance
                                                         Chief Financial Officer



                                                        /s/ John L. Silverman
                                                       ------------------------------------
                                                         Director




                                                        /s/ William P. Ferretti
                                                       -------------------------------------
                                                         Director




                                                        /s/ Michael F. Sandler
                                                       ------------------------------------
                                                         Director