Form 10-Q
period 1998-12-31
MHM SERVICES INC
filed 1999-02-16
CIK 910408

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

               -----------------------------------------------

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: DECEMBER 31, 1998     Commission File Number: 1-12238

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirement for the past 90 days. Yes      No  X
                                                          ---

As of February 16, 1999, there were 3,538,225 shares of Common Stock, par value $.01 per share, outstanding.

                     MHM SERVICES, INC., AND SUBSIDARIES
                       QUARTER ENDED DECEMBER 31, 1998

                                  INDEX

                                                                          PAGE
                                                                         NUMBER

PART I.     FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            Condensed Consolidated Statements of Operations-
            Three Months Ended December 31, 1998 and 1997 (Unaudited)        4

            Condensed Consolidated Balance Sheets
            December 31, 1998 (Unaudited) and September 30, 1998             5

            Condensed Consolidated Statements of Cash Flows
            Three Months Ended December 31, 1998 and 1997 (Unaudited)        6

            Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                           7-8

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    8-11

PART II.    OTHER INFORMATION                                                12

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 12

                       MHM SERVICES, INC., AND SUBSIDARIES
                         QUARTER ENDED DECEMBER 31, 1998






PART I.                 FINANCIAL INFORMATION

            ITEM 1.                 FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   THREE MONTHS ENDED DECEMBER 31,
                                                  ---------------------------------
                                                       1998             1997
                                                    -----------      -----------
 Net patient revenues                               $ 2,219,000      $ 5,730,000
 Premium revenues                                     3,650,000        2,733,000
                                                    -----------      -----------
 Net revenues                                         5,869,000        8,463,000


 Costs and expenses
         Operating                                    4,535,000        6,307,000
         General and administrative                   1,217,000        1,539,000
         Provision for bad debts                        723,000          778,000
         Depreciation and amortization                  117,000          132,000
 Other (credits) charges
         Interest expense - MEDIQ                             -          262,000
         Interest expense - Other                       172,000           66,000
         Gain on sales of extended care division
          assets                                       (238,000)               -

         Other                                           (3,000)         (20,000)
                                                    -----------      -----------

 Loss before income tax                                (654,000)        (601,000)

 Income tax expense                                      19,000                -
                                                    -----------      -----------

 Net loss                                           $  (673,000)     $  (601,000)
                                                    ===========      ===========

 Loss per share:
         Basic and diluted                          $     (0.19)     $     (0.17)
                                                    ===========      ===========


 Weighted average shares outstanding                  3,528,000        3,521,000
                                                    ===========      ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                          UNAUDITED
                                                        DECEMBER 31, 1998    SEPTEMBER 30, 1998
        Assets
Current assets:
        Cash and cash equivalents                       $    695,000          $     54,000
        Accounts receivable, net                           1,898,000             2,706,000
        Prepaid expenses                                     198,000               134,000
        Estimated third party settlements                  1,409,000             1,409,000
        Notes receivable                                     170,000
        Repossessed property under contract for sale       1,172,000             1,172,000
        Other current assets                                       -                 8,000
                                                        ------------          ------------
                Total current assets                       5,542,000             5,483,000

Property, plant and equipment, Net                           210,000               335,000
Restricted cash                                              610,000               526,000
Other intangibles, net                                             -               431,000
Other assets                                                 111,000               223,000
Goodwill, net                                                262,000               538,000
                                                        ------------          ------------

                                                        $  6,735,000          $  7,536,000
                                                        ============          ============

        Liabilities and Stockholders' Deficit
Current Liabilities
        Accounts payable                                $    514,000          $    444,000
        Accrued expenses                                     655,000               746,000
        Estimated third party payor settlements              862,000               967,000
        Other accrued expenses                             2,256,000             2,258,000
        Note payable                                       2,000,000             2,000,000
        Line of credit                                       500,000               500,000
        Current maturities of long term debt                 587,000               579,000
                                                        ------------          ------------
                Total current liabilities                  7,374,000             7,494,000


Long term debt, less current maturities                      168,000               176,000

Stockholders' deficit                                       (807,000)             (134,000)
                                                        ------------          ------------

                                                        $  6,735,000          $  7,536,000
                                                        ============          ============





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED DECEMBER 31,
                                                             -------------------------------
                                                               1998                 1997
                                                             ----------            ---------
Cash flows from operating activities
Net loss                                                     $ (673,000)           $(601,000)

Adjustments to reconcile net loss to net cash
  provided by (used) in operating activities                    683,000             (156,000)
                                                             ----------            ---------
Net cash provided by (used) in operating activities              10,000             (757,000)

Cash flows from investing activities
Proceeds from sales of extended care division assets            850,000                    -
Capital expenditures                                                  -               (3,000)
Other                                                          (135,000)               9,000
Restricted cash                                                 (84,000)                   -
                                                             ----------            ---------
Net cash provided by investing activities                       631,000                6,000

Cash flows from financing activities
Borrowings, net                                               2,151,000              827,000
Debt repayments                                              (2,151,000)            (271,000)
Other                                                                 -               87,000
                                                             ----------            ---------
Net cash provided by financing activities                             0              643,000

Increase (decrease) in cash and cash equivalents                641,000             (108,000)

Cash and cash equivalents
        Beginning balance                                        54,000              108,000
                                                             ----------            ---------

        Ending balance                                       $  695,000            $       -
                                                             ==========            =========

Supplemental disclosure of cash flow Information
        Interest paid                                        $  169,000            $  66,000
                                                             ==========            =========
        Income taxes paid (refunded)                                  -                    -
                                                             ==========            =========

Supplemental disclosure of non-cash investing and financing

        Note receivable from sale of extended care division
          assets                                             $  170,000
                                                             ==========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheet as of December 31, 1998, the condensed consolidated statements of operations for the three month periods ended December 31, 1998 and 1997, and condensed consolidated statements of cash flows for the three month periods ended December 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as December 31, 1998, and for all periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For presentation purposes, certain amounts presented for the quarter ended December 31, 1997 were reclassified to conform with the presentation for the quarter ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2 - LIQUIDITY

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred cumulative net losses of $11,843,000 for the three years and three months ended December 31, 1998, and had a stockholders' deficit of $807,000 as of December 31, 1998. At December 31, 1998, the Company is experiencing difficulty in generating sufficient cash flows to meet its obligations. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - SALE OF EXTENDED CARE SERVICES DIVISION OPERATIONS

As a result of continued losses in the Extended Care Services (ECS) Division, the Company began selling all of its ECS operations in fiscal 1998. On December 31, 1998, the Company completed the last sales of assets in this Division (except for a captiated Medicaid contract in Georgia). Gains from the sales of these ECS assets totaled $238,000 for the quarter ended December 31, 1998 and are reflected in the accompanying condensed consolidated statements of operations. Beginning January 1, 1999, the Company's operations consist only of Correctional

Services Division contracts with the states of Tennessee and Georgia and a capitated Medicaid contract in Georgia.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.

      The following discussion addresses the financial condition of the Company as of December 31, 1998 and the Company's results of operation for the three-month period then ended compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 10-19) for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K.

GENERAL

      The Company was initially engaged in the inpatient, mental healthcare services business. It either owned freestanding behavioral healthcare facilities or managed behavioral healthcare programs in acute care hospitals. This freestanding behavioral business suffered as the behavioral healthcare market sought less expensive alternatives to inpatient services. As a result of this downturn, the Company began to experience significant operating losses. Therefore, it determined to transition its business to the provision of behavioral healthcare services primarily to residents of extended care facilities such as nursing homes. Eventually, by April 1998, all inpatient units had been sold.

      While the Company was furthering its extended care business, it also commenced a correctional services division through which medical services were provided on a capitated basis to inmates in correctional institutions. The Company believed that greater opportunities were available through capitated contracts to provide behavioral healthcare services to prison inmates than were available in the extended care market. Moreover, the Company was sustaining losses in its extended care business. Therefore, the Company decided to focus on its correctional services business and, with the exception of one extended care Medicaid contract in Georgia, to depart the extended care market. By December 31, 1998, all extended care operations, with the exception of the Georgia contract, were divested.

      Proceeds from the sales of the Company's inpatient facilities and certain of its extended care operating units have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continues to sustain operating losses. These losses have totaled $11,843,000 since October 1, 1995. Commencing on January 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits will be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in the correctional services division and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See, "Liquidity." The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, includes an explanatory paragraph which states that the Company's current financial condition raises substantial doubt as to the Company's ability to continue as a going concern.

FINANCIAL POSITION - DECEMBER 31, 1998 COMPARED TO SEPTEMBER 30, 1998

      The Company's stockholders' deficit increased to $807,000 at December 31, 1998 from $134,000 at September 30, 1998 as a result of the losses for the three months ended December 31, 1998, of $673,000. As a result of the sale of certain extended care operations in December 1998, the Company recorded a one-time gain of $238,000 during the quarter. As presented in the accompanying Condensed Consolidated Statement of Cash Flows, the Company's cash balance increased from $54,000 at September 30, 1998 to $695,000 at December 31, 1998. The Company has a deficit in working capital at December 31, 1998, of $1,832,000, which represents a decrease of $179,000 from the deficit at September 30, 1998 of $2,011,000. The decrease is primarily attributed to proceeds received from the sale of certain assets in the extended care services division.

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

REVENUES

      Net revenues for the first quarter of fiscal 1999 were $5,869,000, a decrease of 31% as compared to $8,463,000 for the first quarter of fiscal 1998. This decrease in revenue is attributable to the Company's divestiture of its last remaining freestanding hospital in the third quarter of 1998 from which $1,359,000 of revenues were realized in the first quarter of fiscal 1998, and increasing pressure from third party payors to reduce utilization of the Company's services to extended care facilities. The extended care services division generated revenues for the first quarter of 1999 of $3,102,000 as compared to $5,371,000 for the first quarter of 1998. The correctional services division generated revenues of $2,767,000 for the first quarter of 1999 as compared to $2,732,000 for the first quarter of 1998.

EXPENSES

      Operating expenses for the first quarter of 1999 were $4,535,000, a decrease of 28% as compared to $6,307,000 for the first quarter of 1998. This decrease was primarily attributable to lower costs in the Company's extended care services division as the business of this division was curtailed. In this regard, extended care service operating costs were $2,116,000 in the first quarter of 1999 as compared to $3,027,000 in 1998. The Company's freestanding facility, Mountain Crest which was sold in April 1998, incurred operating expenses of $794,000 for the first quarter of 1998.

      General and administrative expenses during the first quarter of 1999 were $1,217,000, a decrease of 21% as compared to $1,539,000 from the first quarter of 1998. This decrease was primarily attributable to general and administrative expenses of $407,000, which were required during the first quarter of 1998 to support Mountain Crest.

      The provision for bad debts was $723,000 for the first quarter of 1999 as compared to $778,000 in the prior year's quarter. As a percentage of net revenues, bad debt expense was 12%, compared to 9% in the prior year period. The increase in the provision for bad debts was primarily attributable to management's estimates of the net realizable value of outstanding accounts receivable from divested extended care services operations as of December 31, 1998.

      Interest expense for the first quarter of 1999 totaled $172,000 as compared to $328,000 in the prior year quarter. The key factor for this decrease was the elimination of the Company's $11,800,000 obligation to MEDIQ, Inc. upon which interest was being accrued. This obligation was settled for $3,000,000 in July 1998. The settlement was financed through borrowed funds.

      Income tax expense for the first quarter of 1999 totalled $19,000 and was due from state taxable income.

SALE OF DIVISION

      In the first quarter of fiscal 1999, the Company divested all but one of its remaining extended care services units from which it recognized a one time net gain of $238,000.

NET LOSS

      For the first quarter ended December 31, 1998, the Company recognized a net loss of $673,000, compared to a net loss of $601,000 in the prior fiscal year period.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating losses through a combination of the proceeds derived from the sale of operating units and through borrowed funds. The Company has utilized a revolving credit facility for its extended care services division which, as of December 31, 1998, had an outstanding balance of $385,000. In addition, the Company has a $500,000 line of credit which certain officers have guaranteed which was fully utilized as of December 31, 1998, and a $2,000,000 loan the Company secured to fund its settlement with MEDIQ, Inc. The Company intends to repay the $500,000 line of credit and the $2,000,000 loan primarily from cost report settlement recoveries from the Federal Government and from the proceeds of the sale of repossessed property under contract for sale. The Company expects the repayment of the $500,000 line of credit and the $2,000,000 loan to occur during the second quarter of this fiscal year as a result of receiving the recoveries from the cost report settlement and the proceeds from the sales contract for the repossessed property. In January 1999, the $385,000 line of credit was paid from collections of accounts receivable remaining from the divestiture of operating units of the extended care services division at December 31, 1998.

      The Company anticipates that it will continue to maintain its borrowing capacity under the $500,000 line of credit. This alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional services contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. The Company further recognizes that it has exhausted its ability to obtain working capital from proceeds obtained upon the disposition of operating units which are no longer part of the Company's strategic focus. As the Company seeks to obtain additional contracts in its correctional services division, it will attempt to accelerate the collection of receivables and reduce the level of expenses. No assurances can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

PART II     OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

a)                Exhibits

                  27.1  Financial Data Schedule

b) The Company filed a Form 8-K on January 15, 1999 to report the sale and other dispositions of all but one of the Company's remaining units comprising its extended care services division.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 13, 1999                         MHM Services, Inc.




                                                /s/ CLEVELAND E. SLADE
                                                Vice President and Chief
                                                Financial Officer