Form 10-Q/A
period 1998-12-31
MHM SERVICES INC
filed 1999-04-22
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                   FORM 10-Q/A

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: DECEMBER 31,1998 Commission File Number: 1-12238


                               MHM SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                          52-1223048
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


8605 WESTWOOD CENTER DRIVE, SUITE 400, VIENNA, VIRGINIA    22182
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (703) 749-4600

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



                                      INDEX

                                                                                          PAGE
                                                                                         NUMBER
PART I.       FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

              Condensed Consolidated Statements of Operations-
              Three Months Ended December 31, 1998 and 1997 (Unaudited)                      4

              Condensed Consolidated Balance Sheets
              December 31, 1998 (Unaudited) and September 30, 1998                           5
              Condensed Consolidated Statements of Cash Flows

              Three Months Ended December 31, 1998 and 1997 (Unaudited)                      6

              Notes to Condensed Consolidated Financial
              Statements (Unaudited)                                                         7-8

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                  8-11

PART II.      OTHER INFORMATION                                                              11
     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                               11

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




PART I.                    FINANCIAL INFORMATION


        ITEM 1.            FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                           (000's)
                                                                                 THREE MONTHS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                                1998                        1997
                                                                        ------------------          -------------------
Net patient revenues                                                     $    2,219,000              $     5,730,000
Premium revenues                                                              3,650,000                    2,733,000
                                                                        ------------------          -------------------
Net revenues                                                                  5,869,000                    8,463,000

Costs and expenses
          Operating                                                           4,535,000                    6,307,000
          General and administrative                                          1,217,000                    1,539,000
          Provision for bad debts                                               723,000                      778,000
          Depreciation and amortization                                         117,000                      132,000
Other (credits) charges
          Interest expense - MEDIQ                                                  -                        262,000
          Interest expense - Other                                              172,000                       66,000
          Gain on sales of extended care division assets                       (238,000)                         -
          Other                                                                  (3,000)                     (20,000)
                                                                        ------------------          -------------------

Loss before income tax                                                         (654,000)                    (601,000)

Income tax expense                                                               19,000                          -

Net loss                                                                 $     (673,000)             $      (601,000)
                                                                        ==================          ===================

Loss per share:
          Basic and diluted                                              $        (0.19)             $         (0.17)
                                                                        ==================          ===================


Weighted average shares outstanding                                           3,538,000                    3,521,000
                                                                        ==================          ===================

          SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              UNAUDITED
                                                                           DECEMBER 31, 1998              SEPTEMBER 30, 1998
          Assets
Current assets:
          Cash and cash equivalents                                        $      695,000                 $        54,000
          Accounts receivable, net                                              1,898,000                       2,706,000
          Prepaid expenses                                                        198,000                         134,000
          Estimated third party settlements                                     1,409,000                       1,409,000
          Notes receivable                                                        170,000
          Repossessed property under contract for sale                          1,172,000                       1,172,000
          Other current assets                                                        -                             8,000
                                                                          -----------------               -----------------
                    Total current assets                                        5,542,000                       5,483,000

Property, plant and equipment, Net                                                210,000                         335,000
Restricted cash                                                                   610,000                         526,000
Other intangibles, net                                                                -                           431,000
Other assets                                                                      111,000                         223,000
Goodwill, net                                                                     262,000                         538,000
                                                                          -----------------               -----------------

                                                                           $    6,735,000                  $    7,536,000
                                                                          =================               =================

           Liabilities and Stockholders' Deficit
Current Liabilities
           Accounts payable                                                $      514,000                  $      444,000
           Accrued expenses                                                       655,000                         746,000
           Estimated third party payor settlements                                862,000                         967,000
           Other accrued expenses                                               2,256,000                       2,258,000
           Note payable                                                         2,000,000                       2,000,000
           Line of credit                                                         500,000                         500,000
           Current maturities of long term debt                                   587,000                         579,000
                                                                          -----------------               -----------------
                    Total current liabilities                                   7,374,000                       7,494,000

Long term debt, less current maturities                                           168,000                         176,000

Stockholders' deficit                                                            (807,000)                       (134,000)
                                                                          -----------------               -----------------

                                                                           $    6,735,000                  $    7,536,000
                                                                          =================               =================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                   THREE MONTHS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                  1998                          1997
                                                                           -----------------             -----------------
Cash flows from operating activities
------------------------------------
Net loss                                                                    $      (673,000)              $     (601,000)

Adjustments to reconcile net loss to net cash
  provided by (used) in operating activities                                        683,000                     (156,000)
                                                                           -----------------             -----------------
Net cash provided by (used) in operating activities                                  10,000                     (757,000)

Cash flows from investing activities
------------------------------------
Proceeds from sales of extended care division assets                               850,000                           -
Capital expenditures                                                                    -                         (3,000)
Other                                                                             (135,000)                        9,000
Restricted cash                                                                    (84,000)                          -
                                                                           -----------------             -----------------
Net cash provided by investing activities                                          631,000                         6,000

Cash flows from financing activities
------------------------------------
Borrowings, net                                                                  2,151,000                       827,000
Debt repayments                                                                 (2,151,000)                     (271,000)
Other                                                                                  -                          87,000
                                                                           -----------------             -----------------
Net cash provided by financing activities                                                0                       643,000

Increase (decrease) in cash and cash equivalents                                   641,000                      (108,000)

Cash and cash equivalents
         Beginning balance                                                          54,000                       108,000
                                                                           -----------------             -----------------

         Ending balance                                                     $      695,000                $          -
                                                                           =================             =================

Supplemental disclosure of cash flow Information
         Interest paid                                                      $       169,000               $       66,000
                                                                           =================             =================
         Income taxes paid (refunded)                                                   -                 $          -
                                                                           =================             =================

Supplemental disclosure of non-cash investing and financing

        Note receivable from sale of extended care division assets          $       170,000
                                                                           =================


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

         Proceeds from the sales of the Company's inpatient facilities and certain of its extended care operating units have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continues to sustain operating losses. These losses have totaled $11,843,000 since October 1, 1995. Commencing on January 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits will be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in the correctional services division and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See, "Liquidity". The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, includes an explanatory paragraph which states that the Company's current financial condition raises substantial doubt as to the Company's ability to continue as a going concern. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition. See, "Liquidity".

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

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

REVENUES

         Net revenues for the first quarter of fiscal 1999 were $5,869,000, a decrease of 31% as compared to $8,463,000 for the first quarter of fiscal 1998. This decrease in revenue is attributable to the Company's divestiture of its last remaining freestanding hospital in the third quarter of 1998 from which $1,359,000 of revenues were realized in the first quarter of fiscal 1998, and increasing pressure from third party payors to reduce utilization of the Company's services to extended care facilities. The extended care services division generated revenues for the first quarter of 1999 of $3,102,000 as compared to $5,731,000 for the first quarter of 1998. The correctional services division generated revenues of $2,767,000 for the first quarter of 1999 as compared to $2,732,000 for the first quarter of 1998.

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


Dated April 5, 1999                 MHM Services, Inc.



                                    /s/ Cleveland E. Slade
                                    ----------------------
                                    CLEVELAND E. SLADE
                                    Vice President and Chief Financial Officer