Form 10-Q
period 1999-03-31
MHM SERVICES INC
filed 1999-05-17
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: MARCH 31, 1999       Commission File Number:   1-12238

                               MHM SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                            52-1223048
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

8065 WESTWOOD CENTER DRIVE, SUITE 400, VIENNA, VIRGINIA             22182
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             -

As of May 14, 1999, there were 3,538,225 shares of Common Stock, par value $.01 per share, outstanding.

                       MHM SERVICES, INC., AND SUBSIDARIES
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                      PAGE
                                                                                                     NUMBER
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations-
                  Three and Six Months Ended March 31, 1999 and 1998 (Unaudited)                         4

                  Condensed Consolidated Balance Sheets
                  March 31, 1999 (Unaudited) and September 30, 1998                                      5

                  Condensed Consolidated Statements of Cash Flows
                  Six Months Ended March 31, 1999 and 1998 (Unaudited)                                   6

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                                                7-8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                         9-15

PART II. OTHER INFORMATION                                                                               15

         ITEM 1.  LEGAL PROCEEDING                                                                       15

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                              15

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                        15

         ITEM 5.  OTHER INFORMATION                                                                      16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                       16

                       MHM SERVICES, INC., AND SUBSIDARIES
                          QUARTER ENDED MARCH 31, 1999

PART I.                    FINANCIAL INFORMATION

         ITEM 1.              FINANCIAL STATEMENTS

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                              THREE MONTHS ENDED MARCH 31,            SIX MONTHS ENDED MARCH 31,
                                                             ----------------------------            --------------------------
                                                               1999               1998                 1999              1998
                                                              -----------    ------------            -----------     ------------
Net revenues                                                 $  3,412,000     $ 7,560,000           $  9,281,000    $  16,023,000

Costs and expenses
            Operating                                           3,420,000       4,425,000              7,570,000       10,732,000
            General and administrative                          1,344,000       2,841 000              2,945,000        4,380,000
            Provision for bad debts                               393,000         439,000              1,116,000        1,217,000
            Depreciation and amortization                          55,000         109,000                172,000          241,000

Other (credits) charges
            Interest  expense - MEDIQ                                 -           262,000                    -            524,000
            Interest expense - Other                               79,000          49,000                251,000          115,000
            Gain on sale of repossessed property                 (299,000)            -                 (299,000)             -
            Gain on sales of extended care division assets        (63,000)            -                 (301,000)             -
            Loss on sale of assets                                  1,000             -                    1,000              -
            Other                                                 (23,000)         14,000                (26,000)          (6,000)
                                                            ---------------   ------------           ------------    -------------

Loss before income tax                                         (1,495,000)       (579,000)            (2,148,000)      (1,180,000)

Income tax expense                                                 16,000             -                   35,000              -
                                                            ---------------   ------------           ------------    -------------
Net loss                                                     $ (1,511,000)    $  (579,000)           $(2,183,000)    $ (1,180,000)
                                                            ===============   ============           ============    =============
Loss per share:
            Basic and diluted                                $      (0.43)    $     (0.16)           $     (0.62)    $      (0.33)
                                                            ===============   ============           ============    =============

Weighted average shares outstanding
                                                                3,538,000       3,525,000              3,538,000        3,523,000
                                                            ===============   ============           ============    =============

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          UNAUDITED
                                                                        MARCH 31, 1999          SEPTEMBER 30, 1998
            Assets
Current assets:

            Cash and cash equivalents                                      $   332,000              $    54,000
            Accounts receivable, net                                           848,000                2,706,000
            Prepaid expenses                                                   148,000                  134,000
            Estimated third party settlements                                  167,000                1,409,000
            Repossessed property under contract for sale                           -                  1,172,000
            Other current assets                                                90,000                    8,000
                                                                           ------------             ------------
                          Total current assets                               1,585,000                5,483,000

Property, plant and equipment, Net                                             187,000                  335,000
Restricted cash                                                                192,000                  526,000
Other intangibles, net                                                             -                    431,000
Other assets                                                                   227,000                  223,000
Goodwill, net                                                                  245,000                  538,000
                                                                           ------------             ------------

                                                                           $ 2,436,000              $ 7,536,000
                                                                           ============             ============

             Liabilities and Stockholders' Deficit
Current liabilities:
             Accounts payable                                              $ 1,032,000              $   444,000
             Accrued expenses                                                  468,000                  746,000
             Estimated third party payor settlements                           333,000                  967,000
             Other accrued expenses                                          1,938,000                2,258,000
             Note payable                                                      211,000                2,000,000
             Line of credit                                                    500,000                  500,000
             Current maturities of long term debt                              121,000                  579,000
                                                                           ------------             ------------
                           Total current liabilities                         4,603,000                7,494,000


Long term debt, less current maturities                                        150,000                  176,000

Stockholders' deficit                                                       (2,317,000)                (134,000)
                                                                           ------------             ------------
                                                                           $ 2,436,000              $ 7,536,000
                                                                           ============             ============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED MARCH 31,
                                                                              --------------------------
                                                                               1999               1998
                                                                               ----               ----
Cash flows from operating activities
------------------------------------
Net loss                                                                    $ (2,183,000)     $ (1,180,000)

Adjustments to reconcile net loss to net cash
  provided by in operating activities                                       $  2,077,000      $    234,000
                                                                            -------------     -------------
Net cash provided used in operating activities                              $   (106,000)     $   (946,000)

Cash flows from investing activities
------------------------------------
Proceeds from sales of extended care division assets                        $    870,000
Proceeds from sale of repossessed property                                  $  1,470,000
Capital expenditures                                                        $    (13,000)     $     (3,000)
Restricted cash                                                             $    334,000
Other                                                                       $     (4,000)     $     (5,000)
                                                                            -------------     -------------
Net cash provided by (used in) investing activities                         $  2,657,000      $     (8,000)

Cash flows from financing activities
------------------------------------
Borrowings, net                                                             $  2,924,000      $    641,000
Debt repayments                                                             $ (5,197,000)     $    (79,000)
Other                                                                       $        -        $    197,000
                                                                            -------------     -------------
Net cash provided by (used in) financing activities                         $ (2,273,000)     $    759,000

Increase (decrease) in cash and cash equivalents                            $    278,000      $   (195,000)

Cash and cash equivalents
         Beginning balance                                                  $     54,000      $    195,000
                                                                            -------------     -------------
         Ending balance                                                     $    332,000      $        -
                                                                            =============     =============

Supplemental disclosure of cash flow Information
         Interest paid                                                      $    251,000      $    115,000
                                                                            =============     =============
         Income taxes paid (refunded)                                       $        -        $        -
                                                                            =============     =============
Supplemental disclosure of non-cash investing and financing
         Note receivable from sale of extended care division assets         $    150,000
                                                                            =============


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three and six-month periods ended March 31, 1999 and 1998, and condensed consolidated statements of cash flows for the six-month periods ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 1999, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For presentation purposes, certain amounts presented for the six-month period and quarter ended March 31, 1998 were reclassified to conform with the presentation for the six-month period and quarter ended March 31, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2. LIQUIDITY

      The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $13,353,000 for the three years and six months ended March 31, 1999, and had a stockholders' deficit of $2,317,000 as of March 31, 1999. At March 31, 1999, the Company is in default on one of its notes payable in the amount of $42,000 and is experiencing difficulty in generating sufficient cash flows to meet its other obligations and to sustain its operations. At March 31, 1999, current liabilities exceeded current assets by $3,018,000. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

      On March 8, 1999, the Company received $1,470,000 from the sale of a hospital property that was reacquired by the Company on September 11, 1998 in a foreclosure. The proceeds from this sale was used to reduce the $2,000,000 loan the Company secured to fund its settlement with MEDIQ, Inc. On March 12, 1999, the Company received $248,000 from net recoveries of cost report settlements related to a freestanding hospital sold in 1996. These proceeds were also used to reduce the $2,000,000 loan.

      As a result of the Company's continued negative operating results and reduced collections of accounts receivable from certain government-funded payors, as well as other administrative delays by third party payors, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. In an effort to improve this situation, the Company divested itself of its unprofitable extended care operations, has taken steps to reduce operating expenses, is attempting to raise additional capital, and is working to improve its cash flows. Although the Company continues to seek additional sources of debt and equity financing, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its operating losses and raise additional working capital. The Company's liquidity could also be improved by (i) the collection of additional outstanding receivables; (ii) significant reductions in overhead; and (iii) obtaining additional capital and/or financing sources. However, to date, the Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations.

NOTE 3. DEBT

      In October 1997, the Company borrowed an aggregate of $500,000 under a line of credit with NationsBank, NA, which debt is guaranteed by certain officers, directors and shareholders of the Company. The line of credit permits maximum borrowings by the Company of $500,000, and bears interest at a rate 2.6% above the Eurodollar rate. As of March 31, 1999, the Company had drawn the full $500,000.

      In July 1998, the Company settled its dispute with MEDIQ Inc., its former parent for $3,000,000 in cash. The Company funded the $3,000,000 settlement payment to MEDIQ by fully drawing on the NationsBank line of credit in the amount of $500,000, drawing on a portion of the revolving line of credit with HealthCare Financial Partners, amounting to $275,000, and receiving a loan from HealthCare Financial Partners of $2,000,000. The Company's Directors and Officers liability insurance paid the remaining $225,000 of this settlement.

      The loan from HealthCare Financial Partners had a maturity of January 15, 1999, and an interest rate of prime plus 2%. In consideration of the loan, the Company granted HealthCare Financial Partners five year warrants for 300,000 shares of stock exercisable at $.01 per share. Michael S. Pinkert, the Company's President and Chief Executive Officer, has also guaranteed $800,000 of the $2,000,000 HealthCare Financial Partners loan. For his guaranty, the Company granted Mr. Pinkert ten year warrants for 145,000 shares of stock exercisable at $.50 per share.

      In January 1999, the Company negotiated an extension of the $2,000,000 loan with HealthCare Financial Partners until April 15, 1999. As of March 31, 1999, the outstanding loan balance was $211,000 which the Company paid in May 1999 from the collections of accounts receivable remaining from the divestiture of operating units of Extended Care Services Subsidiary at December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion addresses the financial condition of the Company as of March 31, 1999 and the Company's results of operation for the three-month and six-month periods then ended compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 10-19) for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K

GENERAL

      Historically, the Company has provided on-site behavioral health services through its Correctional Services Subsidiary, Extended Care Services Subsidiary, and provided inpatient psychiatric services through its Hospital Division. The Company formed a Correctional Services Subsidiary in 1997 and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, the Company was awarded a contract to provided similar services to the Broward County, Florida Correctional Systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility. During fiscal year 1998, the Company made the determination to focus its strategic growth efforts on the Correctional Services Subsidiary and, during the first quarter of fiscal year 1999, the Company sold most of the operations of its Extended Care Services Subsidiary, which had been operating unprofitably. The Company's sole remaining operation in the Extended Care Services Subsidiary is a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. The Company has been providing these services for the state since 1994. The current contract expires on June 30, 1999 and the Company has been awarded a new one-year contract beginning July 1, 1999, with three successive options to renew this contract for additional terms up to one fiscal year each.

      Consistent with its strategy of focusing on the Correctional Services Subsidiary, the Company sold two freestanding hospital facilities, Mountain Crest, in the third quarter of 1998, and Oakview (which the Company initially sold in 1996 and which was later reacquired by the Company by foreclosure), in March 1999. With the sale of the Mountain Crest and Oakview hospital facilities, the Company no longer owns or operates any freestanding hospital facilities. Collectively, the sale of the Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities shall be called the "Divestiture".

      Since the Divestiture, the Company continues to incur losses arising from unanticipated expenses winding down those assets. For the six-month period ended March 31, 1999, the operations that were sold during the first quarter of 1999 accounted for $2,500,000 of net revenues and $1,545,000 of loss before income taxes (net of the gain of $301,000 from sale of these assets). Excluding assets that were sold in the Divestiture, the Company would have had net revenues of $6,781,000 and a loss before income taxes of $638,000 for the six-month period ended March 31, 1999.

      For the three-month period ended March 31, 1999, the Company recognized a loss before income taxes of $1,495,000. The divested operations contributed $617,000 to the second quarter loss before income taxes. Excluding the operations that were sold in the Divestiture, the Company would have had net revenues of $3,131,000 and a loss before income taxes of $894,000 for the three-month period ended March 31, 1999.

      Proceeds from the sales of the Company's inpatient facilities and certain of its extended care operating units have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continues to sustain operating losses. These losses have totaled $13,353,000 since October 1, 1995. Commencing on January 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits will be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in the Company's Correctional Services Subsidiary and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See, "Liquidity." The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, includes an explanatory paragraph which states that the Company's current financial condition raises substantial doubt as to the Company's ability to continue as a going concern.

FINANCIAL POSITION - MARCH 31, 1999 COMPARED TO SEPTEMBER 30, 1998

      The Company's stockholders' deficit increased to $ 2,317,000 at March 31, 1999 from $134,000 at September 30, 1998 which increase is attributable to the Company's losses of $2,183,000 for the six months ended March 31, 1999. Total current assets were $1,585,000 at March 31, 1999 as compared to $5,483,000 at September 30, 1999. The decrease of $3,898,000 was mainly due to the sale of the Oakview hospital facility (repossessed property under contract for sale), the collection of accounts receivable, and the settlements of estimated third party payor receivables. Noncurrent assets also decreased significantly since September 30, 1998 primarily due to the sale of Extended Care Services assets. Total current liabilities were $4,603,000 at March 31, 1999 as compared to $7,494,000 at September 30, 1999. This decrease of $2,891,000 was mainly due to principal repayments made on the Company's line of credit and other notes payable as well as payments to settle estimated third party payor liabilities.

      As presented in the accompanying Condensed Consolidated Statement of Cash Flows, the Company's cash balance increased from $54,000 at September 30, 1998 to $332,000 at March 31, 1999. The Company has a deficit in working capital at March 31, 1999 of $3,018,000, which represents an increase of $1,007,000 from the deficit at

September 30, 1998 of $2,011,000. The increase is primarily attributed to operating losses for the six months ended March 31, 1999 which was partially offset by the gains from the sales of certain assets of the Company's Extended Care Services Subsidiary and repossessed property under contract for sale.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO SIX MONTHS ENDED MARCH 31, 1998

      Net revenues for the six-month period ended March 31, 1999 were $9,281,000, a decrease of 42% as compared to $16,023,000 in net revenues for the six-month period ended March 31, 1998. This decrease in revenue is the direct result of the Company's Divestiture. The Correctional Services Subsidiary generated revenues of $5,538,000 for the six-month period ending March 31, 1999 as compared to $5,425,000 for the six-month period ending March 31, 1998. The Extended Care Services Subsidiary generated revenues of $4,263,000 for the six-month period ending March 31, 1999 as compared to $8,013,000 for the six-month period ending March 31, 1998. During the first six-months of 1999, the Hospital Division recorded net revenues of ($520,000) from cost report settlements of hospitals which were divested in 1996, as compared to $2,585,000 from Mountain Crest Hospital, the only operating facility in fiscal year 1998, generating net revenues in the six-month period ending March 31, 1998.

      Operating expenses for the six-month period ended March 31, 1999 were $7,570,000, a decrease of 29% as compared to $10,732,000 for the six-month period ended March 31, 1998. This decrease was primarily attributable to the Divestiture. The Correctional Services Subsidiary had operating expenses of $4,887,000 for the six-months period ended March 31, 1999 as compared to $4,883,000 for the six-month period ended March 31, 1998. The Extended Care Services Subsidiary had operating expenses of $2,683,000 for the six-month period ended March 31, 1999 as compared to $4,300,000 for the six-month period ended March 31, 1998. The Company's divested freestanding facility, Mountain Crest, generated operating expenses of $1,549,000 for the six-month period ending March 31, 1998.

      General and administrative expenses for the six-month period ended
March 31, 1999 were $2,945,000, a decrease of 33% as compared to $4,380,000 from the six-month period ended March 31,1998. This decrease is also attributable to the Divestiture. The Correctional Services Subsidiary had general and administrative expenses of $277,000 for the six-month period ended March 31, 1999 as compared to $206,000 for the six-month period ended March 31, 1998. The Extended Care Services Subsidiary had general and administrative expenses of $1,485,000 for the six-month period ended March 31, 1999 as compared to $2,174,000 for the six-month period ended March 31, 1998. The Company's divested freestanding facility, Mountain Crest, and other freestanding facilities, had expenses of ($42,000) as of March 31, 1999 as compared to charges of $821,000 for the six- month period ending March 31, 1998. Corporate general and administrative expenses were $1,225,000 for the six-month period ended March 31, 1999 as compared to $1,179,000 for the six-month period ended March 31, 1998.

      The provision for bad debts was $1,116,000 for the six-month period ended March 31, 1999 as compared to $1,217,000 for the six-month period ended March 31, 1998. As a percentage of net revenues, bad debt expense was 12% for the six-month period ended March 31, 1999, compared to 8% in the prior year period. The increase in the provision for bad debts as a percentage of net revenues was primarily attributable to the management's projections of the net realizable value of outstanding accounts receivable from divested Extended Care Services operations.

      Depreciation and amortization expenses were $172,000 for the six-month period ended March 31, 1999 as compared to $241,000 in the six-month period ended March 31, 1998.

      Interest expense for the six-month period ended March 31, 1999 totaled $251,000 as compared to $639,000 for the six-month period ended March 31, 1998. Interest expense incurred in the six-month period of 1999 relates to interest on the Company's six-month loan and lines of credit. Of such expense in the six-month period of 1998, $524,000 related to interest expense due the Company's former parent, MEDIQ.

      In December 1998 the Company sold certain unprofitable operating units of its extended care operations and recorded a one-time gain of $238,000. The gain was increased by the Company experiencing fewer shut down costs related to closing the majority of the extended care operation than previously estimated. This resulted in an increase of the previously reported gain of $238,000 to $301,000.

      During the six-month period ended March 31, 1999, the Company recognized a one-time gain of $299,000 from the sale of Oakview and $301,000 from its divestiture of certain operations of its Extended Care Services Subsidiary. The Company recognized a loss of $1,000 from the disposal of certain fixed assets during the relocation of its corporate office during March 1999.

      The Company recognized other credits of $26,000 in the six-month period ended March 31, 1999 compared to $6,000 in the six-month period ended March 31, 1998 as a result of interest income on invested cash balances.

      As a result of the foregoing, the Company recognized a net loss of $2,183,000 during the six-month period ended March 31, 1999, compared to a net loss of $1,180,000 for the six month period ended March 31, 1998. Operating results in the 1999 period were adversely affected by the operations of the Company's Extended Care Services Subsidiary, which continued to operate unprofitably during the first quarter of 1999. Operating losses relating to this subsidiary were $1,545,000, net of the gain on the sales of $301,000. As mentioned earlier, with the Divestiture, the Company is focusing on growth opportunities for its Correctional Services Subsidiary. However, there can be no assurance that the Company will be successful in its efforts to secure additional contracts in its Correctional Services Subsidiary or reduce expenses in its Correctional Services Subsidiary and the remaining operations of the Extended Care Services Subsidiary to offset corporate overhead costs and operate profitably.

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

      Net revenues for the second quarter ended March 31, 1999 were $3,412,000, a decrease of 55% as compared to $7,560,000 for the second quarter ended March 31, 1998. The decrease is attributable to the Company's Divestiture. The Correctional Services Subsidiary generated revenues of $2,771,000 for the second quarter of 1999 as compared to $2,692,000 for the second quarter of 1998. The Extended Care Services Subsidiary generated revenues of $1,161,000 for the second quarter 1999 as compared to $3,642,000 for the second quarter 1998. During the second quarter of 1999, the Hospital Division recorded net revenues of ($520,000) from cost report settlements of hospitals which were divested in 1996, as compared to $1,226,000 from Mountain Crest, the only operating hospital facility in fiscal year 1998, generating net revenues in the second quarter of 1998.

      Operating expenses for the second quarter ended March 31, 1999 were $3,420,000, a decrease of 23% as compared to $4,425,000 for the second quarter ended March 31, 1998. Again, the decrease is attributable to the Divestiture. The Correctional Services Subsidiary had operating expenses of $2,468,000 for the second quarter of 1999 as compared to $2,398,000 for the second quarter of 1998. The Extended Care Services Subsidiary had operating expenses of $952,000 in the second quarter of 1999 as compared to $1,272,000 for the second quarter of 1998. Mountain Crest generated operating expenses of $755,000 for the second quarter of 1998.

      General and administrative expenses for the second quarter ended
March 31, 1999 were $1,344,000, a decrease of 53% as compared to $2,841,000 for the second quarter ended March 31, 1998, which decrease was primarily caused by the Divestiture. The Correctional Services Subsidiary had general and administrative expenses of $139,000 for the second quarter of 1999 as compared to $153,000 for the second quarter of 1998. The Extended Care Services Subsidiary had general and administrative expenses of $614,000 in the second quarter of 1999 as compared to $1,649,000 for the second quarter of 1998. Mountain Crest and other freestanding facilities generated expenses of ($85,000) during the second quarter of 1999 as compared to expenses of $437,000 for the second quarter of 1998. Corporate general and administrative expenses were $676,000 for the second quarter of 1999; an increase of 12% as compared to $602,000 for the second quarter 1998. The increase was caused largely by the relocation of the corporate office and marketing costs incurred in the second quarter of 1999.

      The provision for bad debts was $393,000 for the second quarter of 1999 as compared to $439,000 in the second quarter of 1998. The decrease is attributable to the Divestiture.

      Depreciation and amortization expenses were $55,000 for the second quarter of 1999 as compared to $109,000 in the second quarter of 1998.

      Interest expense for the second quarter ended March 31, 1999 was $79,000 as compared to $311,000 for the three-month period ended March 31, 1998. Interest expense incurred in the second quarter of 1999 relates to interest on the Company's six-month loan and lines of credit. Of such expense in the second quarter of 1998, $262,000 was related to interest expense due to the Company's former parent, MEDIQ.

      The Company recognized a one-time gain of $299,000 from the sale of Oakview (repossessed property under contract for sale) in March 1999. In December 1998 the Company sold certain unprofitable operating units of its extended care operations and recorded a one-time gain of $238,000. The gain was increased by the Company experiencing lower shut down costs related to closing the majority of the extended care operation than previously estimated. This resulted in an increase of the previously reported gain by $63,000. The Company recognized a loss of $1,000 from the disposal of certain fixed assets during the relocation of its corporate office.

      The Company recognized other credits of $23,000 in the second quarter ended March 31, 1999 compared to $14,000 in charges in the second quarter ended March 31, 1998. The credit in 1999 is the result of interest income on invested cash balances.

      As a result of the foregoing, the Company recognized a net loss of $1,511,000 during the second quarter of 1999, compared to a net loss of $579,000 for the second quarter of 1998. Operating results in the second quarter of 1999 were adversely affected by shut down costs of the divested operations of the Company's Extended Care Services Subsidiary which contributed $617,000 to the second quarter net loss. Also, an unfavorable cost report settlement for divested freestanding hospitals contributed $520,000 to the net loss of the second quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating losses through a combination of the proceeds derived from the sale of operating units and through borrowed funds. The Company had utilized a revolving credit facility for its Extended Care Services Subsidiary, which was paid from collections of accounts receivable remaining from the divested operating units during the second quarter of 1999. In addition, as of March 31 1999, the Company has a fully utilized $500,000 line of credit which certain officers, directors and shareholders have guaranteed, and an outstanding loan with HealthCare Financial Partners of $211,000. The Company intends to repay the remaining $211,000 balance on the loan and the $500,000 line of credit primarily from collections of accounts receivable remaining from the divestiture of operating units of the Extended Care Services Subsidiary. The Company is currently negotiating a $2,000,000 revolving credit facility for its Correctional Services Subsidiary and for the operations remaining in its Extended Care Services Subsidiary with Capital Healthcare Financing a lender that specializes in financing for healthcare facilities and providers. There is no assurance that an agreement will be reached.

      In addition to the anticipated revolving credit facility, the Company anticipates that it will continue to maintain its borrowing capacity under the $500,000 line of credit although this cannot be assured. The $2,000,000 revolving credit facility and the $500,000 line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. The Company further recognizes that it has exhausted its ability to obtain working capital from proceeds obtained upon the disposition of operating units which are no longer part of the Company's strategic focus. As the Company seeks to obtain additional contracts in its Correctional Services Subsidiary, it will attempt to accelerate the collection of receivables and reduce the level of expenses. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

PART II OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

      The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no new litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial statements.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

               Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

               Not applicable.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

ITEM 5.        OTHER INFORMATION

               Not applicable.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

a)             Exhibits

               27 Financial Data Schedule

b)             Reports on Form 8-K

               Form 8-K  filed January 15, 1999

               Form 8-K/A filed March 16, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 17, 1999                          MHM Services, Inc.



                                            /s/ CLEVELAND E. SLADE

                                            Vice President and Chief
                                            Financial Officer