Form 10-Q
period 1999-06-30
MHM SERVICES INC
filed 1999-08-16
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: JUNE 30, 1999   Commission File Number: 1-12238


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

As of August 16, 1999, there were 3,538,225 shares of Common Stock, par value $.01 per share, outstanding.

                       MHM SERVICES, INC., AND SUBSIDARIES
                           QUARTER ENDED JUNE 30, 1999



                                      INDEX

                                                                                                         PAGE
                                                                                                        NUMBER


PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        Condensed Consolidated Statements of Operations-
                        Three and Nine Months Ended June 30, 1999 and 1998 (Unaudited)                       4

                        Condensed Consolidated Balance Sheets
                        June 30, 1999 (Unaudited) and September 30, 1998                                     5

                        Condensed Consolidated Statements of Cash Flows
                        Nine Months Ended June 30, 1999 and 1998 (Unaudited)                                 6

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited)                                                               7-10

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       10-17



PART II.    OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDING                                                                      17

            ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                             17

            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                                       17

            ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                                     17

            ITEM 5.     OTHER INFORMATION                                                                     18

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                                      18

                       MHM SERVICES, INC., AND SUBSIDARIES
                           QUARTER ENDED JUNE 30, 1999











PART I.                             FINANCIAL INFORMATION


          ITEM 1.                   FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                              Three Months Ended June 30,               Nine Months Ended June 30,
                                                             --------------------------------     --------------------------------
                                                                 1999                1998             1999                1998
                                                             ------------        ------------     ------------        ------------
 Net revenues                                                $  4,443,000        $  7,153,000     $ 13,724,000        $ 23,176,000


 Costs and expenses
            Operating                                           3,839,000           4,639,000       11,409,000          15,371,000
            General and administrative                          1,104,000           1,746,000        4,049,000           6,126,000
            Provision for bad debts                               (63,000)            801,000        1,053,000           2,018,000
            Depreciation and amortization                          34,000             112,000          206,000             353,000
 Other (credits) charges
            Interest expense - MEDIQ                                    -             233,000                -             757,000
            Interest expense - Other                               24,000              39,000          274,000             154,000
            Gain on sale of freestanding hospital                                  (2,444,000)
            Gain on sale of repossessed property                     -                   -            (299,000)              -
            Gain on sales of extended care division assets           -                   -            (301,000)              -
            Loss on sale of assets                                   -                   -               1,000               -
            Other                                                 (23,000)           (125,000)         (48,000)           (131,000)
                                                             ------------        ------------     ------------        ------------

 Income (Loss) before income tax                                 (472,000)          2,152,000       (2,620,000)            972,000

 Income tax expense                                                32,000                -              67,000               -
                                                             ------------        ------------     ------------        ------------

 Net Income (Loss)                                           $   (504,000)       $  2,152,000     $ (2,687,000)       $    972,000
                                                             ============        ============     ============        ============

 Income (Loss) per share:
            Basic and diluted                                $      (0.14)       $       0.61     $      (0.76)       $       0.28
                                                             ============        ============     ============        ============


 Weighted average shares outstanding                            3,538,000           3,526,000        3,538,000           3,526,000
                                                             ------------        ------------     ------------        ------------

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                  Unaudited
                                                                June 30, 1999   September 30, 1998
              Assets
Current assets:
              Cash and cash equivalents                          $   167,000        $    54,000
              Accounts receivable, net                             1,168,000          2,706,000
              Prepaid expenses                                        89,000            134,000
              Estimated third party settlements                       69,000          1,409,000
              Repossessed property under contract for sale                 -          1,172,000
              Other current assets                                         -              8,000
                                                                 -----------        -----------
                           Total current assets                    1,493,000          5,483,000

Property, plant and equipment, net                                   180,000            335,000
Restricted cash                                                      175,000            526,000
Other intangibles, net                                                     -            431,000
Other assets                                                         296,000            223,000
Goodwill, net                                                        227,000            538,000
                                                                 -----------        -----------

                                                                 $ 2,371,000        $ 7,536,000
                                                                 ===========        ===========

              Liabilities and Stockholders' Deficit
Current liabilities:
              Accounts payable                                   $   847,000        $   444,000
              Accrued expenses                                       741,000            746,000
              Estimated third party payor settlements                864,000            967,000
              Other accrued expenses                               1,336,000          2,258,000
              Note payable                                                 -          2,000,000
              Line of credit                                       1,000,000            500,000
              Current maturities of long term debt                   268,000            579,000
                                                                 -----------        -----------
                           Total current liabilities               5,056,000          7,494,000


Long term debt, less current maturities                                9,000            176,000

Stockholders' deficit                                             (2,694,000)          (134,000)
                                                                 -----------        -----------

                                                                 $ 2,371,000        $ 7,536,000
                                                                 ===========        ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended June 30,
                                                                                ------------------------------
                                                                                    1999               1998
                                                                                -----------        -----------
Cash flows from operating activities:
Net loss                                                                        $(2,687,000)       $   972,000

Adjustments to reconcile net loss to net cash
  provided by operating activities                                                2,120,000         (2,866,000)
                                                                                -----------        -----------
Net cash used in operating activities                                              (567,000)        (1,894,000)

Cash flows from investing activities:
Proceeds from sales of extended care division assets                                870,000
Proceeds from sale of repossessed property                                        1,471,000
Proceeds from sale of hospital                                                                       3,182,000
Capital expenditures                                                                (30,000)            (7,000)
Restricted cash                                                                     351,000        $    25,000
Other                                                                                (4,000)
                                                                                -----------        -----------
Net cash provided by investing activities                                         2,658,000          3,200,000

Cash flows from financing activities:
Borrowings, net                                                                   3,514,000            460,000
Proceeds from exercise of stock options                                                                  5,000
Debt repayments                                                                  (5,492,000)        (1,879,000)
                                                                                -----------        -----------
Net cash used in financing activities                                            (1,978,000)        (1,414,000)

Increase (decrease) in cash and cash equivalents                                    113,000           (108,000)

Cash and cash equivalents
               Beginning balance                                                     54,000            195,000
                                                                                -----------        -----------

               Ending balance                                                   $   167,000        $    87,000
                                                                                ===========        ===========

Supplemental disclosure of cash flow information:
               Interest paid                                                    $   274,000        $   213,000
                                                                                ===========        ===========

Supplemental disclosure of non-cash investing and financing activities:
               Note receivable from sale of extended care division assets       $   150,000
                                                                                ===========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

            The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and nine-month periods ended June 30, 1999 and 1998, and condensed consolidated statements of cash flows for the nine month periods ended June 30, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of June 30, 1999, and for all periods presented, have been made.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. For presentation purposes, certain amounts presented for the nine-month period and quarter ended June 30, 1998 were reclassified to conform with the presentation for the nine-month period and quarter ended June 30, 1999. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.     LIQUIDITY

            The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses of $13,857,000 for the three years and nine months ended June 30, 1999, and had a stockholders' deficit of $2,694,000 and a working capital deficit of $3,563,000 as of June 30, 1999.

            As a result of the Company's continued negative operating results the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

            In an effort to improve this situation, the Company divested itself of the unprofitable extended care operations which had been conducted by a subsidiary of the Company, expanded its correctional services business, taken steps to reduce operating expenses, is attempting to raise additional capital, and is working to improve its cash flows. Although the Company continues to seek additional sources of debt and equity financing, given the Company's financial condition it is unlikely that the Company's efforts will be successful unless the Company is able to significantly reduce its operating losses. Management of the Company is currently planning to file for a corporate dissolution under Delaware law of the Extended Care Services subsidiary in order to obtain a discharge of this subsidiary's debts. The action has not yet been approved by the Company's Board of Directors. The Company's liquidity could also be improved by (i) obtaining additional correctional services contracts; (ii) achieving significant reductions in overhead; and (iii) obtaining additional capital and/or financing sources. However, to date, the Company's efforts to improve liquidity through these means have not been successful. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations.


NOTE 3.     DEBT

            In October 1997, the Company borrowed an aggregate of $500,000 under a line of credit with NationsBank, NA, which debt was guaranteed by Michael S. Pinkert, President and Chief Executive Officer, William P. Ferretti, Director and Lee Calligaro former Vice President and General Council of the Company. The line of credit permitted maximum borrowings by the Company of $500,000. In June 1999, the Company increased this line of credit to a maximum borrowing capacity of $1,300,000 with a commitment fee of .5 percent. The line of credit is payable by May 31, 2000 and bears interest at the Eurodollar rate plus 2.6 percent, per annum (7.6% at June 30, 1999). Mr. Pinkert personally guaranteed the entire line of credit. For his guaranty, the Company granted 90,000 warrants to purchase stock of the Company at $.10 per share. William Ferretti, John Silverman, Jacob Shipon, directors of the Company, and Lee Calligaro, have indemnified Mr. Pinkert on his guarantee in the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro rata basis based on their individual indemnification, at total of 99,000 warrants to purchase stock of the Company at $.10 per share. As a fee to the guarantor and idemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations are outstanding, warrants for the number of shares as are equal in value (at a price of $.10 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued. Also, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and idemnitors of the original line of credit of $500,000, who earned warrants of 105,394, 35,126, and 35,126, respectively, during the period that this obligation was outstanding, were granted a reduction in their warrant exercise price to $.10 per share to purchase Company stock with previously earned warrants. As of June 30, 1999, the Company had drawn $1,000,000 against this line. Expense totalling approximately $127,000 was recorded in the third quarter of 1999 for the issuance of these warrants.

            In July 1998, the Company settled its dispute with MEDIQ Inc., its former parent for $3,000,000 in cash. The Company funded the $3,000,000 settlement payment to MEDIQ by fully drawing on the NationsBank line of credit in the original amount of $500,000, drawing on a portion of a revolving line of credit with HealthCare Financial Partners, amounting to $275,000, and receiving a loan from HealthCare Financial Partners of $2,000,000. The Company's Directors and Officers liability insurance paid the remaining $225,000 of this settlement.

            The loan from HealthCare Financial Partners had a maturity of January 15, 1999, and an interest rate of prime plus 2%. In consideration of the loan, the Company granted

HealthCare Financial Partners five year warrants for 300,000 shares of the Company's stock exercisable at $.01 per share. Michael S. Pinkert, the Company's President and Chief Executive Officer, guaranteed $800,000 of the $2,000,000 HealthCare Financial Partners loan. For his guaranty, the Company granted Mr. Pinkert ten year warrants for 145,000 shares of stock exercisable at $.50 per share. In January 1999, the Company negotiated an extension of the $2,000,000 loan with HealthCare Financial Partners until April 15, 1999. As of June 30, 1999, the outstanding loan with HealthCare Financial Partners has been paid in full.


NOTE 4.     CONTINGENCIES

                     On March 2, 1998, the Company was notified that a claim for refund of certain Medicare payments is being made against Supportive Counseling Centers (SCC) to which a subsidiary of the Company previously provided management services. The claim is being asserted by the Medicare fiscal intermediary which was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursements paid to SCC prior to any involvement of the Company's subsidiary as well as during the period in which management services were provided to SCC. No claim has been asserted against the Company or its subsidiary, and the Company does not believe that it has any liability with respect to the claims made against SCC.

                     On November 23, 1998, the Company received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), that MHM Counseling Services, through a clinic located in Taunton, Massachusetts, owned by MHM Extended Care Services, Inc., had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of MassPro's audit of payments made in 1997 to MHM Counseling Services for 25 Medicaid recipients which resulted in a claimed overpayment of $28,000, the MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $215,000. The Company has appealed this determination, but has not received a report of the results of this appeal. On June 3, 1999, MHM Counseling Services received another notice from MassPro, that the counseling service clinic located in Cambridge, Massachusetts had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result this MassPro's audit of payments made in 1997 to MHM Counseling Services of 26 Medicaid recipients which resulted in a claimed overpayment of $22,000, the MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $1,019,000. The Company had thirty days to appeal this determination. The Company applied and received an extension to file an appeal of these findings.

                     In reference to the above claims it is the Company's position that extrapolating a sample rate from a review of a subset of certain professionals is not statistically valid when applied to a group of other professionals. Furthermore, the extrapolations were not based on statistically valid samples. Therefore, in the Company's view, extrapolation is not appropriate. Based upon the Company's review of claims audited by MassPro the Company believes it will prevail in reducing the amount of repayment requested and is vigorously appealing the initial findings by MassPro. At June 30, 1999, the Company has reserved approximately $615,000 in the condensed consolidated financial statements. The Company believes this amount is sufficient to cover any potential settlements with MassPro.

                     On July 14, 1999, the Company became aware that a notice of a post-payment review of claims processed in 1998 from the CIGNA HealthCare Medicare Administration (CIGNA), was sent to Psychiatric Specialty Group, the "Practice". MHM Extended Care Services Inc. managed the Practice in 1998. The notice indicated that there were certain deficiencies in the medical records of fifteen beneficiaries' records reviewed and indicated an overpayment of $4,100. As a result, CIGNA is now proceeding to perform a statistically valid random sample audit. The Practice is required to immediately repay the overpayment of $4,100 identified in the audit and such repayment has been reserved in the Company's consolidated financial statements at June 30, 1999. The Company does not believe its ultimate liability will exceed the amount reserved.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.

            The following discussion addresses the financial condition of the Company as of June 30, 1999 and the Company's results of operation for the three-month and nine-month periods then ended compared with the same periods last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 11-20) for the fiscal year ended September 30, 1998 included in the Company's Annual Report on Form 10-K


GENERAL

            Historically, the Company has provided on-site behavioral health services through its Correctional Services subsidiary and Extended Care Services subsidiary. The Company has provided inpatient psychiatric services through its Hospital Division. The Company formed the Correctional Services Subsidiary in 1997 and in the fourth quarter of 1997 Correctional Services secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida Correctional Systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility. During fiscal year 1998, the Company made the determination to focus its strategic growth efforts on the Correctional Services subsidiary and, during the first quarter of fiscal year 1999, the Company sold most of the operations of its Extended Care Services subsidiary, which had been operating unprofitably. The sole remaining operation of the Extended Care Services subsidiary had been a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. Extended Care Services had been providing these services for the state since 1994 under a contract which expired on June 30, 1997. In April 1999 in a competitive bid process, a new one-year contract was awarded, with three successive options to renew this contract for additional terms up to one fiscal year each. The new contract is with the Company's Correctional Services subsidiary effective May 1, 1999, the beginning date of the new contract.

            Consistent with its strategy of focusing on the Correctional Services subsidiary, the Company sold two freestanding facilities, Mountain Crest, an inpatient psychiatric facility, in the third quarter of 1998, and Oakview, an inpatient substance abuse facility, (which the Company initially sold in 1996 and which was later reacquired by the Company by foreclosure), in March 1999. With the sale of the Mountain Crest and Oakview facilities, the Company no longer owns or operates any inpatient facilities. "Collectively, the sale of the Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities is hereafter called the Divestiture."

            Since the Divestiture, the Company continues to incur operating losses. For the nine-month period ended June 30, 1999, assets sold in the Divestiture accounted for $1,965,000 of net revenues and $1,868,000 of loss before income taxes (including the gain of $600,000 from sale of these assets). Excluding revenues from assets that were sold in the Divestiture, the Company would have had net revenues of $11,759,000 and a loss before income taxes of $752,000 for the nine-month period ended June 30, 1999.

            For the three-month period ended June 30, 1999, the Company recognized a loss before income taxes of $472,000. The operations sold in the Divestiture contributed $213,000 to the third quarter loss before income taxes. Excluding revenues from the operations that were sold in the Divestiture, the Company had net revenues of $4,443,000 and a loss before income taxes of $259,000 for the three-month period ended June 30, 1999.

            Proceeds from the sales of the Company's inpatient facilities and certain of its extended care operating units have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continues to sustain operating losses. These losses have totaled $13,857,000 since October 1, 1995. With the sale of the unprofitable operations of its Extended Care Services subsidiary, beginning January 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits will be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in the Company's Correctional Services subsidiary and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See, "Liquidity." The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1998, includes an explanatory paragraph which states that the Company's current financial condition raises substantial doubt as to the Company's ability to continue as a going concern.

FINANCIAL POSITION - JUNE 30, 1999 COMPARED TO SEPTEMBER 30, 1998

            The Company's stockholders' deficit increased to $ 2,694,000 at June 30, 1999 from $134,000 at September 30, 1998. The increase is attributable to the Company's losses of $2,687,000 for the nine months ended June 30, 1999. Total current assets were $1,493,000 at June 30, 1999 as compared to $5,483,000 at September 30, 1998. The decrease of $3,990,000 was mainly due to the sale of the repossessed Oakview facility, the collection of accounts receivable, and the settlements of estimated third party payor receivables. Noncurrent assets also decreased significantly since September 30, 1998 primarily due to the sale of the Extended Care Services assets. Total current liabilities were $5,056,000 at June 30, 1999 as compared to $7,494,000 at September 30, 1998. This decrease of $2,438,000 was mainly due to repayment of the Company's line of credit and a six-month term loan with HealthCare Financial Partners, as well as payments to settle estimated third party payor liabilities. At June 30, 1999, approximately $1,690,000 of the $5,056,000 in current liabilities can be attributed to the Divestiture.

              As presented in the accompanying condensed consolidated statement of cash flows, the Company's cash balance increased from $54,000 at September 30, 1998 to $167,000 at June 30, 1999. The Company has a deficit in working capital at June 30, 1999 of $3,563,000, which represents an increase of $1,552,000 from the deficit at September 30, 1998 of $2,011,000. The increase in the deficit is primarily attributed to operating losses for the nine months ended June 30, 1999 which was partially offset by the gains from the sales of certain assets of the Company's Extended Care Services Subsidiary and repossessed property under contract for sale.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO NINE MONTHS ENDED JUNE 30, 1998

            Net revenues for the nine-month period ended June 30, 1999 were $13,724,000, a decrease of 41% as compared to $23,176,000 in net revenues for the nine-month period ended June 30, 1998. This decrease in revenue is the direct result of the Divestiture. The Correctional Services Subsidiary generated net revenues of $9,707,000 for the nine-month period ended June 30, 1999 as compared to $8,191,000 for the nine-month period ended June 30, 1998. The divested operations generated net revenues of $1,965,000 for the nine-month period ended June 30, 1999 as compared to $12,326,000 for the nine-month period ended June 30, 1998.

            Operating expenses for the nine-month period ended June 30, 1999 were $11,409,000, or 83% of net revenues. Operating expenses decreased
26% from the same nine-month period ended June 30, 1998 when such expenses were $15,371,000 or 66% of net revenues. This decrease in operating expenses is primarily attributable to the Divestiture. The Correctional Services
Subsidiary had operating expenses of $8,356,000 for the nine-month period ended June 30, 1999, which was 86% of the net revenues of Correctional Services. The Correctional Services subsidiary had operating expenses of $7,280,000 for the nine-month period ended June 30, 1998 which was 89% of its net revenues. The operating expenses of the Correctional Services subsidiary increased due to new correctional contracts in 1999. The divested operations had operating expenses of $1,870,000 for the nine-month period ended June 30, 1999 as compared to $6,605,000 for the nine-month period ended June 30, 1998. Operating expenses from the Company's divested operations included a charge for $400,000 to increase reserves for potential liabilities as a result of fiscal intermediaries post payment reviews. (See Note 4 to the Condensed Financial Statements in this report).

            General and administrative expenses for the nine-month period ended June 30, 1999 were $4,049,000 or 30% of net revenues. General and administrative expenses for the nine-month period ended June 30,1998 were $6,126,000 or 26% of net revenues. The decrease was due mainly from reduction in staffing and facility costs pertaining to the Divestiture. The Correctional Services Subsidiary had general and administrative expenses of $503,000 for the nine-month period ended June 30, 1999 equal to 5% of its net revenues. The Correctional Services Subsidiary had general and administrative expenses of $334,000 equal to 4% of its net revenues for the nine-month period ended June 30, 1998. The general and administrative expenses of the Correctional Services Subsidiary increased due to new correctional contracts in 1999. Corporate general and administrative expenses were $1,850,000 for the nine-month period ended June 30, 1999 as compared to $1,679,000 for the nine-month period ended June 30, 1998. The divested operations had general and administrative expenses of $1,454,000 for the nine-month period ended June 30, 1999 as compared to $3,468,000 for the nine-month period ended June 30, 1998.

            The provision for bad debts was $1,053,000 for the nine-month period ended June 30, 1999 as compared to $2,018,000 for the nine-month period ended June 30, 1998. As a percentage of net revenues, bad debt expense was 8% for the nine-month period ended June 30, 1999, compared to 9% as of June 30, 1998. The decrease in the provision is attributed to the sale of the certain Extended Care Services operations in the first quarter of fiscal year 1999. Included in the Company's provision for bad debts, for the nine months ended June 30, 1999, is a reserve in the amount of $150,000 related to a note the Company received from the buyer of one of its divested assets. The buyer has requested an extension of this note, which is currently in default, until August 31, 1999.

            Depreciation and amortization expenses were $206,000 for the nine-month period ended June 30, 1999 as compared to $353,000 in the nine-month period ended June 30, 1998. The decrease of $147,000 is attributed to assets sold in the Divestiture.

            Interest expense for the nine-month period ended June 30, 1999 totaled $274,000 as compared to $911,000 for the nine-month period ended June 30, 1998. Interest expense incurred in the nine-month period of 1999 relates to interest on the Company's six-month loan and lines of credit. For the nine-month period ended June 30, 1998, $757,000 of the $911,000 in interest expense related to interest on the loan due to the Company's former parent, MEDIQ. The debt was extinguished in July 1998, as a part of the settlement with MEDIQ.

            During the nine-month period ended June 30, 1999, the Company recognized a one-time gain of $299,000 from the sale of Oakview and $301,000 from the sale of certain assets in the Divestiture. In March 1999, the Company relocated its corporate offices. During the relocation, certain fixed assets were disposed resulting in a loss of $1,000. During the nine-month period ended June 30, 1998, the Company sold its last remaining freestanding hospital, Mountain Crest, resulting in a one-time gain of $2,444,000 from the sale.

            The Company recognized other credits of $48,000 in the nine-month period ended June 30, 1999. Included in other credits is a fee of $20,000 received by the Company to extend a note receivable until August 31, 1999. The note was received from the sale of one of the Company's extended care operations and is currently in default. The remaining balance of the other credits is the result of interest income on invested cash balances.

            As a result of the foregoing, the Company recognized a net loss of $2,687,000 during the nine-month period ended June 30, 1999, compared to a net income of $972,000 for the nine-month period ended June 30, 1998. Operating results in the 1999 period were adversely affected by the operations of the Company's Extended Care Services subsidiary, which continued to operate unprofitably during the first quarter of 1999. Net losses relating to the Extended Care Services subsidiary were $1,172,000, including the $301,000 gain on the sale of certain assets. With the Divestiture, the Company is focusing on growth opportunities for its Correctional Services subsidiary. However, there can be no assurance that the Company will be successful in its efforts to secure additional contracts in its Correctional Services subsidiary or reduce expenses in its Correctional Services subsidiary to offset corporate overhead costs and operate profitably.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

            Net revenues for the third quarter ended June 30, 1999 were $4,443,000, a decrease of 38% as compared to $7,153,000 for the third quarter ended June 30, 1998. The decrease is attributable to the Divestiture. The Correctional Services Subsidiary generated revenues of $4,169,000 for the third quarter of 1999 as compared to $2,766,000 for the third quarter of 1998 as of the result of three new contracts added to the subsidiary in 1999. The divested operations generated revenues of $3,214,000 for the third quarter 1998.

            Operating expenses for the third quarter ended June 30, 1999 were $3,839,000, or 86% of net revenues. As a result of the Divestiture, operating expenses decreased by 20% from $4,639,000, which was equal to 65% of net revenues for the third quarter, ended June 30, 1998. The Correctional Services subsidiary had operating expenses of $3,469,000 for the third quarter of 1999 as compared to $2,397,000 for the third quarter of 1998. For the quarter ended June 30, 1999, the Correctional Services subsidiary had operating expenses of 87% of net revenue in the third quarter of 1999 as compared to 63% of net revenues in the third quarter of 1998. The increase was due to the start-up costs for the new contract that commenced during the third quarter of 1999. The divested operations had operating expenses of $370,000 in the third quarter of 1999 as compared to $1,826,000 for the third quarter of 1998. During the third quarter, the Company has taken a charge to operating expenses for $400,000 to increase its reserves for potential liabilities to fiscal intermediaries of its sold extended care services for post payment reviews. (See Note 4 to the Condensed Financial Statements in this report).

            General and administrative expenses for the third quarter ended June 30, 1999 were $1,104,000, or 25% of net revenues. Again as a result of the Divestiture, general and administrative expenses decreased 36% from $1,746,000 or 24% of net revenues for the third quarter ended June 30, 1998. The Correctional Services subsidiary had general and administrative expenses of $225,000 for the third quarter of 1999 as compared to $128,000 for the third quarter of 1998. This increase in Correctional Services general and administrative expense is attributed to the new contract which began in the third quarter of 1999. Corporate general and administrative expenses were $716,000 for the quarter ended June 30, 1999 as compared to $501,000 for the quarter ended June 30, 1998. The divested operations had general and administrative expenses of $123,000 in the third quarter of 1999 as compared to $876,000 for the third quarter of 1998.

            The provision for bad debts reflected net recoveries of $63,000 for the third quarter of 1999 as compared to provision for bad debts of $801,000 in the third quarter of 1998. The decrease in the provision is attributed to the sale of the certain Extended Care Services operations in the first quarter of fiscal year 1999. The Company collected $102,000 of fully reserved account receivables related to its extended care operations.

            Depreciation and amortization expenses were $34,000 for the third quarter of 1999 as compared to $112,000 in the third quarter of 1998. The reduction in depreciable fixed assets relates to the Divestiture.

            During the third quarter ended June 30, 1998, the Company sold its last remaining freestanding hospital, which resulted in a gain reported in the quarter of $2,444,000.

            Interest expense for the third quarter ended June 30, 1999 was $24,000 as compared to $272,000 for the third quarter June 30, 1998. Interest expense incurred in the third quarter of 1999 relates to interest on the Company's six-month loan and lines of credit. Of such expense in the third quarter of 1998, $233,000 was related to interest expense due to the Company's former parent, MEDIQ.

            The Company recognized other credits of $23,000 in the third quarter as a result an extension fee of $20,000 it received on a defaulted note receivable and interest income on invested cash balances.

            As a result of the foregoing, the Company recognized a net loss of $504,000 during the third quarter of 1999, compared to a net income of $2,152,000 for the third quarter of 1998. Operating results in the third quarter of 1999 were adversely affected by the divested operations which contributed $213,000 to the third quarter net loss and the lack of sufficient revenues in the Correctional Services subsidiary to cover general and administrative expenses. Conversely, operating results in the third quarter of 1998 were positively affected by $2,444,000 from the recognition of the gain on sale of the Company's last freestanding hospital.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations of its subsidiary operating units and through borrowed funds. The Company had utilized a revolving credit facility for its Extended Care Services subsidiary, which was repaid from collections of accounts receivable remaining from the divested operating units during the second quarter of 1999. In addition, as of June 30 1999, the Company has utilized $1,000,000 of a line of credit from NationsBank, N.A. with a maximum borrowing capacity of $1,300,000 guaranteed by a certain officer, directors and shareholder of the Company. Management of the Company is currently planning to file for a corporate dissolution under Delaware law of the Extended Care Services subsidiary in order to obtain a discharge of the subsidiary's debt. The action has not yet been approved by the Company's Board of Directors. The Company is currently seeking investment capital for its Correctional Services subsidiary; however, there is no assurance that the Company will be successful.

            The Company anticipates that it will continue to maintain its borrowing capacity under the $1,300,000 line of credit although this cannot be assured. The line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. The Company further recognizes that it has exhausted its ability to obtain working capital from proceeds obtained upon the disposition of operating units which are no longer part of the Company's strategic focus. As the Company seeks to obtain additional contracts in its Correctional Services subsidiary, it will attempt to continue reducing its general and administrative expenses. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

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

            The Company has a relationship with a third-party vendor to provide electronic performs billing services for one of its Medicaid contracts in its Correctional Services subsidiary. The vendor has represented to the Company that this billing system is Year

2000 compliant. The Company's management has not performed any reviews over that system, though the vendor is a major supplier of electronic billing services for the Medicaid program. If their systems were to fail, the Company would manually mail their billings to Medicaid for services rendered.

            The Company has outsourced its payroll processing to an independent payroll company. That vendor has represented to the Company that their payroll processing system is year 2000 compliant. The Company's management has not performed any reviews over that system, though the vendor is a major supplier of payroll services. If their systems were to fail, the Company would manually prepare payroll for its employees.

            The Company's information systems are resident on personal computers. During fiscal year 1999, the Company has upgraded its systems to make these systems Year 2000 compliant. The Company is continuing to review its systems for Year 2000 issues.


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


Dated August 16, 1999                                     MHM Services, Inc.




                                                   /s/ CLEVELAND E. SLADE
                                                   Vice President and Chief
                                                   Financial Officer