Form 10-K
period 1999-09-30
MHM SERVICES INC
filed 1999-12-29
CIK 910408

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

For the fiscal year ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

                         COMMISSION FILE NUMBER: 1-12238

                               MHM SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                     DELAWARE                                                     52-1223048
       (State or Other Jurisdiction of                                            (Identification I.R.S. Employer No)
       Incorporation or Organization)

       8605 WESTWOOD CENTER DRIVE, SUITE 400, VIENNA, VIRGINIA                    22182
(Address of Principal Executive Offices)                                          (Zip Code)

Registrant's telephone number, including area code:  (703) 749-4600

Securities registered pursuant to Section 12(b) of the Act:

                                                                                 Name of Each Exchange
               Title of Each Class                                               on Which Registered
               -------------------                                               ----------------------
               COMMON STOCK, PAR VALUE $.01 PER SHARE                            Over-The-Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held by nonaffiliated stockholders (based upon the closing price of $ .375 of Common Stock on the Over-The-Counter Bulletin Board) on December 29, 1999, was approximately $1,134,747.

     As of December 29, 1999, there were 3,788,225 shares of Common Stock, par value $.01 per share, of the Registrant outstanding.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     MHM Services, Inc. (hereafter, including its subsidiaries, the Company) which initially incorporated in 1981 in Virginia and reincorporated in Delaware in 1994, currently provides on-site behavioral health services through its wholly owned subsidiary, MHM Correctional Services Inc. (Correctional Services). Previously, the Company provided extended care services through its wholly owned subsidiary, MHM Extended Care Services Inc. (Extended Care Services) and inpatient psychiatric services through its Hospital Division. The Company formed Correctional Services in 1997, and in the fourth quarter of 1997 secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida Correctional Systems, as a subcontractor to Prison Health Services, Inc. who provides general healthcare services to the Broward facility. During fiscal year 1998, the Company made the determination to focus its strategic growth efforts on the correctional services market and, during the first quarter of fiscal year 1999, the Company sold most of the operations of its Extended Care Services subsidiary, which had been operating unprofitably. The sole remaining operation of the Extended Care Services subsidiary had been a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. Extended Care Services had been providing these services for the state since 1994 under a contract that expired on June 30, 1997. In April 1999, in a competitive bid process, a new one-year contract was awarded, with three successive options to renew this contract for additional terms up to one fiscal year each. The new contract was awarded to Correctional Services effective May 1, 1999, the beginning date of the new contract. In July 1999, Correctional Services was awarded a one-year contract to provide professional clinical staffing to the State of Georgia's Department of Juvenile Justice.

     Consistent with its strategy of focusing on the correctional services market, the Company sold its last two freestanding facilities, Mountain Crest Behavioral Health Systems, an inpatient psychiatric facility in Fort Collins, Colorado, in the third quarter of 1998, and Oakview Treatment Center, an inpatient substance abuse facility in Ellicott City, MD, (which the Company initially sold in 1996 and which was later reacquired by the Company by foreclosure), in March 1999. With the sales of the Mountain Crest and Oakview facilities, the Company no longer owns or operates any inpatient facilities. Collectively, the sale of certain Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities is hereafter called the "Divestiture." See "Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, RECENT DEVELOPMENTS."

CORRECTIONAL SERVICES, INC.

     In fiscal 1997, the Company became aware of opportunities to provide specialized healthcare services to correctional facilities and formed a wholly owned subsidiary, MHM Correctional Services Inc. (Correctional Services) to pursue opportunities in this market niche. In February 1997, Correctional Services began to provide dental services under a contract with Prison Health Services, Inc. ("PHS") to the 5,000 inmates in the Delaware correctional system. This contract was for a one-year term. In June 1997, the Tennessee Department of Corrections, in a competitive bid process, awarded Correctional Services a three-year contract, with an additional one year extension at the State's option, to provide statewide, on a capitated basis, mental health services to the Tennessee prison system, consisting of approximately 28,000 inmates in 22 facilities. Correctional Services began to provide services under this contract on July 1, 1997. In September 1997, the Georgia Department of Corrections, in a competitive bid process, awarded Correctional Services, a contract with the initial term being the remaining nine months of the Department's fiscal year, with four additional one year extensions at the option of the State of Georgia, to provide statewide mental health services, on a capitated basis, to the Georgia correctional system, consisting of approximately 37,000 inmates in 66 facilities. Correctional Services began to provide services under this contract on October 1, 1997. In April 1999, Correctional Services was awarded a contract to provide services to the Broward Correctional Institution in Florida, under a subcontract with PHS, who provides general healthcare services to this facility. In April 1999, in a competitive bid process, the State of Georgia awarded the Company, a new one-year contract, with three successive options to renew for additional terms up to one fiscal year each, a capitated mental health care service contract for Medicaid beneficiaries residing in Georgia nursing homes. Due to the Company's decision to shut down the Extended Care Services subsidiary, the Company decided to bid the new contract under Correctional Services effective May 1, 1999.

     Outsourcing mental health services within correctional systems is a nascent industry. The Georgia and Tennessee correctional contracts, serving 65,000 inmates, makes the Company one of the leading providers of mental health services to inmates in the United States. The Company is also actively pursuing other correctional contract opportunities through its sales team that markets directly to federal, state and county correctional programs, as well as to private companies which provide general medical services to correctional institutions. Most proposals are submitted pursuant to a competitive bid process. There can be no assurance that Correctional Services will win other contracts. Net revenues from Correctional Services contracts approximated 78% of the Company's total net revenues for fiscal 1999.

     The Company believes that there are significant opportunities to grow Correctional Services based on the size of the market, federal and state mandates for mental health services to prisoners, and the increasing trend for state departments of corrections to outsource health services. Accordingly, the Company has decided to focus its growth efforts on this market. Private contractors provide services representing approximately 30% of current inmate healthcare spending in the United States. Privatization of inmate healthcare services continues to increase due to a growing acceptance of the concept resulting from past success of privatization efforts and a recognition that managed care practices are applicable in correctional system settings.

     The Company provides mental health services to prison inmates and nursing home residents under its existing contracts. Under these agreements, the Company receives monthly payments for services based on the number of participants, regardless of whether services are actually performed by the Company. This form of payment is referred to as a captiated-basis contract. The Company believes that there are several business advantages to its providing health care services on a capitated basis including lower billing/collection costs, more predictable cash flows, fewer bad debts, less restrictive government regulations and fewer billing compliance issues. At the same time, there are financial risks associated with entering into capitated arrangements for health care. These include utilization levels (number of patients treated as a percentage of the total population) exceeding projections, increasing costs and usage of psychotropic medications, including the introduction of new or improved and more costly medications, and the availability and cost of labor. If the Company were unable to cover the costs of providing services under these capitated contracts within the agreed upon capitation rates, significant losses could be incurred. There are also risks unique to providing health care services in a correctional setting including the high degree of litigation that is often present in a correctional system. To date, the Company has not been a party to any such litigation.

EXTENDED CARE SERVICES INC.

     Prior to pursuing a strategy in the corrections market, the Company's wholly owned subsidiary, MHM Extended Care Services, Inc. (Extended Care Services) represented a significant portion of the Company's revenues. Primarily through the Company's acquisitions, by the end of fiscal 1998, the Extended Care Services subsidiary was providing services to residents of extended care facilities located in Georgia, Massachusetts, New Jersey, Pennsylvania and Tennessee. A major component of the business of this subsidiary was a contract to provide certain capitated mental health care services under the Georgia Medicaid program to Medicaid beneficiaries residing in nursing homes.

     At the end of fiscal year 1998, due to continuing operating losses of Extended Care Services, the Company decided to divest itself of the unprofitable operations of this subsidiary. With the exception of its capitated Medicaid contract in Georgia, in December 1998, all assets and operations of this subsidiary were sold or discontinued resulting in the virtual liquidation of Extended Care Services.

     Although the Company is effectively out of the extended care services business, it still remains subject to the regulations of certain governmental reimbursement programs in which it participated. In this regard, the reimbursement under Medicare and Medicaid has been made subject to audits by fiscal intermediaries. These audits could expose the Company to additional future liabilities.

     However in August 1999, Extended Care Services filed a notice of intent to dissolve in Delaware as provided for by Sections 280 and 281 of the Delaware General Corporation Laws ("DGCL"). Under these sections, DGCL proscribes procedures by which the Company can satisfy their duty to the creditors of a dissolved Delaware corporation. Under guidance of Delaware counsel, the Company is in the process of following these procedures which will result in the liquidation of the remaining assets of the Extended Care Services subsidiary and a resolution of all the liabilities of the subsidiary.

HOSPITAL SERVICES

     The sale in April 1998, of the Mountain Crest Behavioral Health Systems located in Ft. Collins, Colorado, resulted in the total cessation of the Company's inpatient services business. In March 1999, the Company sold a hospital, Oakview Treatment Center, property that was reacquired by the Company in September 1998 in a foreclosure.

     Although the Company is effectively out of the inpatient business, it still remains subject to the regulations of certain governmental reimbursement programs in which it participated. In this regard, the reimbursement under Medicare and Medicaid has been made on a cost reimbursement tentative rate basis with final settlements generally determined several years after submission of fiscal year cost reports and audits by fiscal intermediaries. These audits could expose the Company to additional future liabilities.

LIQUIDITY

     As a result of the Company's continued negative operating results, and limited access to capital, the Company has been experiencing severe difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. The report of the Company's independent auditors on the Company's consolidated financial statements as of and for the year ended September 30, 1999, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of the Notes to Consolidated Financial Statements. In a continuing effort to improve this situation for both the immediate future and the long-term, the Company divested itself of the unprofitable extended care operations which had been conducted by a subsidiary of the Company, expanded its correctional services business, taken steps to reduce operating expenses, is attempting to raise additional capital, and is working to improve its cash flows. Nevertheless, there can be no assurance that the Company's efforts will result in positive effects on the Company's financial condition.

EMPLOYEES

     As of September 30, 1999, the Company has 134 full-time and 22 part-time employees in the correctional services operations. In addition, as of such date, the Company had 12 employees engaged in corporate and administrative operations.

     The Company's employees include healthcare professionals, such as psychiatrists, psychologists, social workers, nurses, counselors and occupational and activities therapists, and employees engaged in corporate, finance, marketing, administration and other support positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its employee relations to be good. The Company also has relationships with certain healthcare professionals pursuant to contracts with each professional establishing independent contractor relationships.

COMPANY HISTORY

     As noted above, the Company was incorporated in 1981 in the Commonwealth of Virginia, and in October 1994 changed its state of incorporation to Delaware. From 1986 to August 1993, the Company was a wholly owned subsidiary of MEDIQ Incorporated ("MEDIQ"). In August 1993, MEDIQ distributed the stock of the Company to MEDIQ's shareholders.

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements based on management's current plans and expectations relating to becoming profitable in fiscal 2000, winning new Correctional Services contracts, the liquidation of the Extended Care Services subsidiary and resolution of its liabilities, the realization of future revenues under existing contracts, and maintaining existing borrowing facilities. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, that new Correctional Services contracts will not be secured, the Delaware courts may not grant the Extended Care Services subsidiary dissolution, existing contracts will continue, the Company will have adequate cash flow to continue to fund ongoing operations, and retire debt obligations as they become due, the amount and timing of receipts of third party settlements, government reimbursement, and risks associated with industry consolidation and acquisitions and competition.

ITEM 2.  PROPERTIES

     Currently, the Company's executive offices are located in Vienna, Virginia pursuant to a lease expiring in March 2004. Pursuant to such lease, the Company pays annual rent of approximately $26.00 per square foot on approximately 2,900 square feet, with annual increases in an amount equal to 3% of the prior year's base rent. In addition to its corporate office, the Company maintains two regional offices, which require annual lease commitments approximating $55,000 per year. The Company believes that its facilities are adequate to carry on its business as currently structured.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is, and may be in the future a party to litigation arising in the ordinary course of its business. While the Company has no reason to believe that any pending litigation against it is material, there can be no assurance that the Company's insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by the Company's insurance. Any material litigation, which is not covered by insurance, may have an adverse effect on the Company's business. Claims against the Company, regardless of their merit, or outcome, may also have an adverse effect on the Company's reputation and business.

     The Company's subsidiary, MHM Extended Care Services, Inc. has substantial claims asserted against it in favor of fiscal intermediaries under the Medicare and Medicaid programs. In some cases, the claims have been asserted against providers for whom the subsidiary provided management services. The subsidiary does not have assets sufficient to pay these claims; however, the subsidiary has contested or has valid defenses to many of the claims.

     The subsidiary has instituted dissolution proceedings under the General Corporation Law of the State of Delaware in part to resolve all of its outstanding liabilities. The Company has been advised that if it complies with the statutory requirements for these proceedings, its liabilities fixed and contingent will be resolved, even absent of full payment to its creditors. At September 30, 1999, MHM Extended Care Services, Inc. had total assets of $81,000 and total liabilities to external creditors of $1,189,000. Final dissolution requires approval by the Delaware Court of Chancery which is expected in fiscal year 2000. Therefore, the Company is of the opinion that the potential for litigation resulting from these claims is remote.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of MHM Services, Inc. was held on July 8, 1999. The following directors were elected at the meeting. (1) Michael S. Pinkert, (2) Steven H. Wheeler, (3) William P. Ferretti, (4) John Silverman, (5) Michael F. Sandler, and (6) Jacob A. Shipon, M.D. No other matter was voted upon at the meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
MATTERS

MARKET INFORMATION

            The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock, par value $.01 per share (the "Common Stock"), as listed on the American Stock Exchange ("AMEX") through June 16, 1998, and the Over the Counter Bulletin Board ("OTC") thereafter:


                                                                HIGH         LOW
                                                               ------       ------
                    Year ended September 30, 1999:
                             First Quarter                     $1.156       $.563
                             Second Quarter                      .781        .500
                             Third Quarter                       .750        .438
                             Fourth Quarter                      .719        .438

                    Year ended September 30, 1998:
                             First Quarter                     $1.937       $.375
                             Second Quarter                      .937        .312
                             Third Quarter                       .937        .500
                             Fourth Quarter                     1.750        .438

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

COMMON STOCKHOLDERS

     As of December 9, 1999, there were approximately 1,309 holders of record of the Company's Common Stock.

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

STATEMENT OF OPERATIONS DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------------------------------------------------
                                                            1999            1998            1997            1996          1995(1)
                                                          --------        --------        --------        --------       --------
       Net revenues                                       $ 18,388        $ 29,294        $ 20,851        $ 34,670       $ 41,109

       Costs and expenses:
           Operating                                        15,128          20,040          14,875          25,765         28,918
           General and administrative                        4,937           7,539           5,760           9,718         10,085
           Provision for bad debts                             898           3,326           3,467           6,320          4,467
           Depreciation and amortization                       252             597             369           1,034          1,603
           Gain - sale of freestanding facilities (2)            -          (2,465)              -           4,440              -
           Gain - on sale of repossessed property (2)         (299)              -               -               -              -
           Writedown of long-term assets (4)                     -             430             696             461          2,228
           Gain - extended care services operations (3)       (301)              -               -               -              -
       Other (credits) charges:
           Equity in earnings of Joint Venture                   -               -               -               -           (835)
           Gain on sale of Joint Venture                         -               -               -               -         (3,542)
           Interest expense - MEDIQ                              -             757           1,042           1,097          1,171
           Interest expense - other                            342             166              93             290            366
           Other (income) expense-net (5)                      (37)              -            (662)           (233)          (223)
                                                          --------        --------        --------        --------       --------
                                                            20,920          30,390          25,640          48,892         44,238
       Income (loss) before income tax
           expense (benefit), extraordinary item
           and cumulative effect of a change in
           accounting principle                             (2,532)         (1,096)         (4,789)        (14,222)        (3,129)
       Income tax (benefit) expense                             39              93               -            (308)           894
                                                          --------        --------        --------        --------       --------
       Income (loss) before extraordinary item              (2,571)         (1,189)         (4,789)        (13,914)        (4,023)
       Extraordinary item (6)                                    -           9,185               -            (463)             -
                                                          --------        --------        --------        --------       --------
       Net (loss) income                                  $ (2,571)       $  7,996        $ (4,789)       $(14,377)      $ (4,023)
                                                          ========        ========        ========        ========       ========

       Earnings (loss) per share-basic and diluted:
         Loss before extraordinary item                   $  (0.72)       $  (0.34)       $  (1.40)       $  (4.20)      $  (1.22)
         Extraordinary item                                      -            2.60               -           (0.14)             -
                                                          --------        --------        --------        --------       --------
       (Loss) earnings per share                          $  (0.72)       $   2.26        $  (1.40)       $  (4.34)      $  (1.22)
                                                          ========        ========        ========        ========       ========

       Weighted average shares outstanding                   3,553           3,528           3,411           3,310          3,310
                                                          ========        ========        ========        ========       ========

BALANCE SHEET DATA (IN THOUSANDS)

                                                                      SEPTEMBER 30
------------------------------------------------------------------------------------------------------------------------------------
                                                            1999            1998            1997            1996           1995(1)
                                                          --------        --------        --------        --------       --------

      Working capital (deficiency)                        $ (3,016)       $ (2,011)       $(11,245)       $  2,566       $  5,923
      Total assets                                           2,282           7,699          11,414          15,669         30,283
      Long term debt, less current maturities                    5             176           1,456             257          2,422
      Due to MEDIQ, less current maturities (7)                  -               -               -           9,967         10,733
      Stockholders' (deficit) equity                        (2,453)           (134)         (8,270)         (3,582)        10,795


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

(2) The Company completed the sale of six of its seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000. In April 1998, the Company sold its last inpatient psychiatric hospital operation and reported a gain on the sale of $2,465,000. In March 1999, the Company sold a hospital property that was reacquired by the Company in September 1998. The Company reported a gain of $299,000 on the sale of repossessed property in March 1999.

(3) In the first quarter of 1999, the Company sold certain assets of its Extended Care Services subsidiary, which resulted in a gain of $301,000.

(4) In the fourth quarter of 1998, the Company decided to dispose of certain assets and contractual rights of its Extended Care Services subsidiary. In connection with this decision, the Company determined that goodwill and other intangibles related to the acquisition of HCI and Apogee were permanently impaired and were written down to an estimated value resulting in a charge of $430,000. In the fourth quarter of 1997, the Company decided to dispose of the Florida and North Carolina operations of its Extended Care Services Subsidiary and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that goodwill relating to the acquisition of HCI was partially impaired and was written down to an estimated value resulting in a charge of $696,000. In the fourth quarter of 1996, the Company wrote off the assets related to the discontinued operations of Supportive Counseling Care ("SCC") including property, plant and equipment and goodwill resulting in a charge of $461,000. In the fourth quarter of 1995, the Company determined that the recoverability of certain of the assets, including property, plant and equipment and goodwill, related to one of the Company's freestanding facilities, were impaired, other than temporarily. Accordingly, the carrying value of such assets was reduced to estimated fair value, resulting in a charge of $2,228,000.

(5) In May 1997, the Supreme Court of Delaware upheld a lower court award of $459,000 to the Company from Horizon relating to the rights of the Company to receive certain cash flows as part of the sale of its interest in the joint venture to Horizon resulting in additional income in fiscal 1997. In September 1999, the Company completed its negotiations with ICH Services, LLC (ICH) regarding certain additional consideration payable to ICH as a result of the Company acquiring certain assets from ICH in November 1993. The final settlement resulted in the Company paying less consideration than it had projected. As a final settlement, the Company paid additional consideration of 250,000 shares of the Company's common stock. The common stock was issued in September 1999 at its fair value of approximately $109,000. The gain from the settlement was applied to the remaining balance of goodwill recorded as of September 30, 1999 from the initial purchase of the assets. The net gain of $17,000 is reported as other income in fiscal year 1999.

(6) In 1996, the Company recorded an extraordinary item in the amount of $463,000 consisting primarily of costs related to the early retirement of the Company's long-term debt and the write-off of associated loan acquisition costs. In July 1998, the Company and MEDIQ settled the $11,800,000 judgement against the Company for payment of $3,000,000 in cash. As a result of this transaction, the Company recorded a gain on early extinguishment of debt of $9,185,000.

(7) The Company's long term debt obligations to MEDIQ were reclassified as a current liability in 1997. The MEDIQ obligation was settled in July 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements, and notes thereto, included elsewhere in this report.

GENERAL

     Historically, the Company has provided on-site behavioral health services through its subsidiaries MHM Correctional Services, Inc. (Correctional Services) and MHM Extended Care Services, Inc. (Extended Care Services). The Company has also provided inpatient psychiatric services through its Hospital Division. The Company made significant changes in its operations over the past several years, including the divesting all of the Company's seven freestanding behavioral healthcare facilities. The Company formed Correctional Services in 1997 and in the fourth quarter of 1997 Correctional Services secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida Correctional Systems as a subcontractor to Prison Health Services, Inc. who provides general healthcare services to the Broward facility. During fiscal year 1998, the Company made the determination to focus its strategic growth efforts on Correctional Services and, by the first quarter of fiscal year 1999, the Company sold most of the operations of Extended Care Services, which had been operating unprofitably (See "Recent Developments"). The sole remaining operation of Extended Care Services had been a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. Extended Care Services had been providing these services for the state since 1994 under a contract that expired on June 30, 1997. In April 1999, in a competitive bid process, a new one-year contract was awarded, with three successive options to renew this contract for additional terms up to one fiscal year each. Due to the Company's decision to shutdown the Extended Care Services subsidiary, the new contract was bid by Correctional Services effective May 1, 1999. In July 1999, Correctional Services was awarded a one-year contract to provide professional clinical staffing to the State of Georgia's Department of Juvenile Justice.

     Consistent with its strategy of focusing on Correctional Services, the Company sold two freestanding facilities, Mountain Crest, an inpatient psychiatric facility, in the third quarter of 1998, and Oakview, an inpatient substance abuse facility, (which the Company initially sold in 1996 and later reacquired through a foreclosure), in March 1999. With the sales of the Mountain Crest and Oakview facilities, the Company no longer owns or operates any inpatient facilities. Collectively, the sale of the Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities are hereafter called the "Divestiture."

     Borrowings coupled with proceeds from the sales of the Company's inpatient facilities and certain of its extended care operating units have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continued to sustain operating losses. At September 30, 1999, the Company's current liabilities exceeded its current assets by $3,016,000. With the sale of the unprofitable operations of Extended Care Services, beginning October 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits may be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in Correctional Services and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See, "Liquidity."

     The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal years ended September 30, 1999 and 1998, includes an explanatory paragraph which states that such conditions raise substantial doubt as to the Company's ability to continue as a going concern.

RECENT DEVELOPMENTS

     On December 16, 1998, the Company entered into an agreement to divest certain assets related to the delivery of mental health services to patients of extended care facilities in the States of Tennessee and Georgia, except those provided under the Company's Medicaid contract with the State of Georgia Department of Medical Assistance. No consideration was received; however, the Company was relieved of managing the business. The Company recognized a loss on sale of $4,000 from this transaction in the first quarter fiscal 1999.

     On December 31, 1998, the Company entered into an agreement with another organization to sell certain of the assets initially acquired from National Mentor, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management) related to the delivery of outpatient mental health services and services to patients of extended care facilities in the State of Massachusetts. These assets were sold for $850,000, which resulted in the Company recording a gain on sale of approximately $290,000 in the first quarter of fiscal 1999.

     On December 31, 1998, the Company entered into an agreement to sell certain assets related to the delivery of mental health services to patients of extended care facilities in the State of Pennsylvania. The total consideration for this transaction was $170,000 of which $20,000 was paid at closing and the remaining $150,000 was in the form of a promissory note payable, in its entirety, on March 30, 1999. The Company and the purchaser extended the payments terms of the note and as of September 30, 1999, $50,000 was still outstanding. The assets acquired by the purchaser in this transaction secure this note. This transaction resulted in the Company recording a gain on sale of $15,000 in the first quarter of fiscal 1999.

     On March 8, 1999, the Company received $1,470,000 from the sale of a hospital property, Oakview Treatment Center that was reacquired by the Company on September 11, 1998 in a foreclosure. The transaction resulted in the Company recording a gain on sale of $299,000 during the second quarter of fiscal 1999.

     In August 1999, Extended Care Services filed a Certificate of Dissolution with the State of Delaware's Secretary of State to obtain a discharge of the subsidiary's debts. Extended Care Services has notified all current and potential creditors of its planned dissolution to determine the magnitude of final claims against the subsidiary. After responses have been received from all current and potential creditors, Extended Care Services will develop a formal plan of liquidation of the remaining assets of the subsidiary in accordance with Delaware Law. This plan will be presented to Extended Care Services creditors for their approval. If an agreement with the creditors cannot be reached, this plan will then be submitted to the Delaware Court of Chancery for approval. At September 30, 1999, Extended Care Services had total assets of $81,000 and total liabilities to external creditors of $1,189,000.

     These transactions and current Company efforts are consistent with management's strategy to improve the Company's profitability through the divestiture of certain unprofitable operations of Extended Care Services and focus on the corrections business.

OPERATING STRATEGY

     Historically, the Company's principal business was the operation of freestanding behavioral healthcare facilities and the management of behavioral healthcare programs under contracts with acute care hospitals. The market for behavioral healthcare has undergone dramatic changes in recent years, due to pressure lowering utilization rates and reimbursement rates for inpatient care.

     In response to these market changes and their adverse impact on the Company's operating results, the Company has changed its business dramatically in recent years. Beginning in 1996 and concluding in 1999, the Company sold all of its seven freestanding behavioral health facilities, its unprofitable Extended Care Services operations and decided to focus on the correctional mental healthcare services market.

     In fiscal 1997, the Company formed its Correctional Services subsidiary to provide specialized health services to inmates in correctional facilities. In fiscal 1997, the Company was awarded capitated contracts with the States of Tennessee and Georgia to provide mental health services to inmates in their state correctional facilities. The Company began performing under these contracts on July 1, 1997 (Tennessee) and October 1, 1997 (Georgia). In April 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida correctional system as a subcontractor to Prison Health Services, Inc. who provides general healthcare services to the Broward facility.

     The Company intends to pursue additional contract opportunities with correctional service providers, although there can be no assurance that it will have sufficient resources to do so.

SOURCES OF FINANCING

     The Company continues to seek sources of financing to fund operating costs and expenses. In October 1997, the Company borrowed an aggregate of $500,000 under a line of credit with Bank of America (formerly NationsBank), which debt was guaranteed by Michael S. Pinkert, President and Chief Executive Officer. In June 1999, the Company, through it subsidiary Correctional Services, increased this line of credit to a maximum borrowing capacity of $1,300,000. Again, Mr. Pinkert personally guaranteed the entire line of credit. As of September 30, 1999, the Company had drawn $1,000,000 against this line. See "Item 13: Certain Relationships and Related Transactions" and Note 11 of Notes to Consolidated Financial Statements.

     As of September 30, 1999, the Company had a working capital deficit of $3,016,000. Although the Company continues to seek additional sources of debt and equity financing, no assurance can be provided that the Company's efforts will be successful.

ACQUISITIONS

     There were no acquisitions made by the Company during fiscal year 1999.

OVERVIEW OF REVENUE SOURCES

     Correctional Services generates revenues from the provision of specialty health care services to the inmates of correctional systems primarily at capitated rates based on inmate census. These revenues represented approximately 78%, 37% and 3% of net revenues for the years ended September 30, 1999, 1998 and 1997, respectively. Net revenues in this subsidiary are reported on an accrual basis at the capitated rate applied to the number of inmates.

     Extended Care Services revenues were generated primarily by billings to third-party payors based on a fee-for-service provided basis. Also, in certain instances, the patient was responsible for all or a portion of the services provided by the subsidiary. The Company recognized net revenues from Extended Care Services at the estimated net realizable amounts from third-party payors, principally state and federal health insurers (including Medicare and Medicaid). Estimated amounts recognized by the Company are adjusted to actual at the time the payment for the services provided is actually received.

     The Company's Extended Care Services subsidiary's revenues represented approximately 25%, 52%, and 65% of net revenues for the years ended September 30, 1999, 1998, and 1997, respectively. The decreased percentage of revenues in 1998 compared to 1997 resulted from the Company's decision in 1997 to close certain extended care operations in states where revenues had not been sufficient to operate on a profitable scale. The decreased percentage of revenues in 1999 compared to 1998 resulted from the sale of the remaining unprofitable extended care operations in December 1998.

     The Hospital Division of the Company was primarily paid at a fixed-rate for services provided based on the allowable cost of such services. Such payments were generally made by third-party payors, principally Medicare, but also included Medicaid and other healthcare insurers. The Company had agreements with third-party payors that provided for payments for patient services at amounts that differ from its established rates. For Medicare, the Company was reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary. The Company has made final settlements for prior reporting periods for all of the six freestanding facilities sold in 1996. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed costs reports for the Mountain Crest facility sold in 1998. The Company does not expect final settlements to differ significantly from amounts reported in the financial statements as of September 30, 1999.

     Patient service revenues from the Company's freestanding facilities were based on covered charges billed primarily to third-party payors, including Medicare, Medicaid and other government-sponsored programs. These accounted for
(3)%, 11%, and 32% of the Company's net revenues for the years ended September 30, 1999, 1998 and 1997, respectively. Such revenues were significantly affected by changes in utilization and reimbursement rates. Typically, payments from such payors were made at amounts less than the amounts charged, based on existing contractual relationships or reimbursement methodologies. The Company also received patient service revenues under payment agreements with commercial insurance carriers, health maintenance organizations, and preferred provider organizations. The Company recorded net patient service revenues based upon expected reimbursement. Certain government-sponsored programs pay primarily on a cost reimbursement basis. The Company was reimbursed for cost reimbursable items at a tentative rate, with final settlement generally determined several years after submission of fiscal year cost reports and audits thereof by the fiscal intermediary. Differences between amounts recorded as tentative settlements and final audited amounts are reflected as adjustments to contractual allowances in the year in which settlement is determined. Such adjustments accounted for the negative revenue percentage in fiscal year 1999.


RESULTS FROM OPERATION

                                                                YEAR ENDED SEPTEMBER 30
                                                         ------------------------------------
                                                             1999        1998        1997
                                                             ----        ----        ----


           Net revenues                                     100.0 %     100.0 %     100.0 %

           Costs and expenses:

               Operating                                     82.2        68.4        71.4

               General and administrative                    26.8        25.7        27.7

               Provision for bad debts                        4.9        11.4        16.6

               Depreciation and amortization                  1.4         2.0         1.8

               Gain - on sale of repossessed property       (1.6)           -           -

               Gain - sale of freestanding facilities           -       (8.5)           -

               Gain - extended care services operations     (1.6)           -           -

               Writedown of long-term assets                    -         1.5         3.3

           Other (credits) charges:

               Interest expense - MEDIQ                         -         2.6         5.0

               Interest expense - other                       1.9         0.6         0.4

               Other (income) expense-net                   (0.2)           -       (3.2)
                                                         ---------   ---------   ---------

           Loss before income taxes and extraordinary
           item                                            (13.8)       (3.7)      (23.0)

           Income tax expense                                 0.2         0.3           -
                                                         ---------   ---------   ---------

           Loss before extraordinary item                  (14.0)       (4.0)      (23.0)

           Extraordinary item - loss on early
           extinguishment of debt                               -        31.4           -
                                                         ---------   ---------   ---------

           Net (loss) income                               (14.0) %      27.4 %    (23.0) %
                                                         =========   =========   =========

Fiscal Year 1999 Compared to Fiscal Year 1998

     Net revenues for the year ended September 30, 1999, were $18,388,000 as compared to $29,294,000 for the prior year, a decrease of $10,906,000 or 37%, which reflects the Divesiture of assets in the third quarter of 1998 and in the first quarter of 1999. Net revenues from Correctional Services were $14,324,000 in 1999 compared to $10,888,000 in 1998. Correctional Services revenues increased $3,436,000 or 32% due to the new Broward contract that began in April 1999, the renewed Georgia Medicaid contract which commenced in May 1999, and the Georgia Department of Juvenile Justice contract which began July 1999. Net revenues from the Extended Care Services were $4,546,000 in 1999 as compared to $15,326,000 in 1998, a decrease of $10,780,000 or 70%. The portion of the
Extended Care Services operations that were sold in December 1998, accounted for $9,291,000 of the decrease. The remaining reduction in Extended Care Services revenues is primarily attributable to renewal of the Georgia Medicaid contract in the Correctional Services subsidiary effective May 1, 1999. In April 1998, the Company sold it last freestanding facility, Mountain Crest Hospital. Net revenues from freestanding facilities were $2,793,000 for 1998. Settlements on third party cost reports related to the Hospital Division had a negative impact of $482,000 on net revenues in 1999 as compared to a $287,000 positive impact on net revenues in 1998.

     Operating expenses for the year ended September 30, 1999, were $15,128,000 as compared to $20,040,000 in the prior year, a decrease of $4,912,000 or 25%. This decrease was attributable primarily to the Divestiture of certain assets in the third quarter of 1998 and first quarter of 1999. Operating expenses for Correctional Services were $12,075,000 in 1999 compared to $9,613,000 in 1998. Correctional Services operating expenses increased $2,462,000 or 26% primarily due to the new contracts added in 1999. Extended Care Services operating expenses were $3,053,000 in 1999 as compared to $8,730,000. The decrease of $5,677,000 or 65% reflects the sale of substantially all of the operation, with the exception of the Medicaid Georgia contract, in the first quarter of 1999. The sale of Mountain Crest Hospital in April 1998 and the decrease in wind-up costs associated with hospitals sold in 1996 accounted for $1,697,000 of the decrease in operating expenses between 1999 and 1998.

     General and administrative expenses for the year ended September 30, 1999, were $4,937,000 as compared to $7,539,000 in prior year, a decrease of $2,602,000 or 35%. Again, this decrease was attributable primarily to the Divestiture of certain assets in the third quarter of 1998 and first quarter of 1999. Correctional Services general and administrative expenses were $825,000 in 1999 as compared to $483,000 in 1998. General and administrative expenses increased by $342,000 as a result of additional personnel and facility costs associated with the new contracts secured by the subsidiary in 1999. Extended Care Services general and administrative expenses were $1,699,000 as compared to $3,934,000 in 1998. The decrease of $2,235,000 reflects the sale of certain Extended Care Services operations in fiscal year 1998 and the first quarter of 1999. The sale of Mountain Crest Hospital in April 1998 accounted for $917,000 of the decrease in general and administrative expenses between 1999 and 1998. Corporate general and administrative expenses were $2,342,000 in 1999 as compared to $2,238,000 in 1998. The increase in general and administrative expenses of $104,000 is attributed to increasing development efforts to grow the correctional services business.

     The provision for bad debts for 1999 decreased to $898,000 as compared to $3,326,000 for 1998. As a percentage of net revenues, the provision for bad debts was 4.9% in 1999 and 11.4% in 1998. The Divestiture of certain operations in the third quarter of 1998 and first quarter of 1999 has moved the Company from having a significant amount of it revenues on a fee-for service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. The 1998 bad debt provision related primarily to the estimated net realizable value of receivables generated in the Extended Care Services subsidiary and reserves on receivables remaining after the sale of the freestanding facilities. The decrease in the bad debt provision in 1999 reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and substantially all Extended Care Services assets.

     Depreciation and amortization decreased to $252,000 in 1999 from $597,000 in the prior year due to the sale of certain operations in the third quarter of 1998 and first quarter of 1999.

     In March 1999, the Company received $1,470,000 from the sale of a hospital property that was reacquired by the Company in September 1998 in a foreclosure. The transaction resulted in the Company recording a gain on the sale of $299,000 in 1999. In April 1998, the Company sold its last remaining freestanding psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado for a cash price of approximately $6,500,000. As a result of the transaction, the Company reported a one-time gain of $2,465,000 in 1998.

     In December 1998, the Company sold certain assets related to the delivery of mental health services to residents of extended care facilities in the states of Pennsylvania, Georgia, Tennessee and Massachusetts. The Company received consideration of $1,020,000 in these transactions and recorded a gain on these sales of $301,000 in 1999.

     As a result of the settlement between the Company and MEDIQ, it former parent, in July 1998, there was no interest expense recorded for the note payable to MEDIQ in 1999 as compared to $757,000 in 1998. Interest expense - other increased by $176,000 from $166,000 in 1998 to $342,000 in 1999. Increase in other interest is the result of interest costs related the Extended Care Services revolving line of credit with HealthCare Financial Partners, the six-month loan with HealthCare Financial Partners utilized to settle the MEDIQ note, and the increase in the line of credit with Bank of America (formerly NationsBank) used to fund current operations

     Other income of $37,000 is attributable to $28,000 from interest income earned on certificates of deposit serving as performance bonds for existing contracts, $20,000 in other fees paid for an extension of payment terms for a note due the Company and $5,000 from interest earned on operating cash accounts. The Company realized a gain of $17,000 from the final settlement with the former partners of ICH in regards to additional consideration due the partners from the acquisition of HCI Services, Inc. in 1993. In addition, the Company realized a $33,000 loss on disposal of certain assets.

     In July 1998, in return for a $3,000,000 payment, the Company and MEDIQ settled the $11,800,000 judgement MEDIQ had obtained against the Company. As a result of this settlement, the Company recognized an extraordinary gain of $9,185,000 related to early extinguishment of debt.

     The net loss in 1999 was $2,571,000 as compared to net income in 1998 of $7,996,000. Approximately $1,722,000 of the current year loss can be attributed to the assets and operations sold in the Divestiture. The net income for 1998 was primarily derived from the gain on sale of the Company's last freestanding hospital and the extraordinary gain on the MEDIQ settlement.

Fiscal Year 1998 Compared to Fiscal Year 1997

     Net revenues for the year ended September 30, 1998, were $29,294,000 as compared to $20,851,000 for the prior year, an increase of $8,443,000 or 40%, primarily reflecting the revenue growth from Correctional Services in 1998. Net revenues from the Correctional Services were $10,888,000 in 1998 compared to $632,000 in 1997. Correctional Services commenced operations in February 1997. Net revenues from the Extended Care Services were $15,326,000 in 1998 as compared to $13,737,000 in 1997, an increase of $1,589,000 or 12%. This increase is due principally to the revenues related to two acquisitions made by the Company in its Extended Care Services during fiscal 1997; Liberty Bay

(December 1996) and Apogee (March 1997). In April 1998, the Company sold it last freestanding facility, Mountain Crest Hospital. As a result, net revenues from freestanding facilities were $2,793,000 for 1998 compared to $6,482,000 for 1997. Net revenues from favorable settlements on third-party costs reports were $762,000 in 1998.

     Operating expenses for the year ended September 30, 1998, were $20,040,000, as compared to $14,875,000 in the prior year, an increase of $5,165,000 or 35%. This increase was attributable primarily to increased costs in Correctional Services, which commenced operations in fiscal 1997.

     General and administrative expenses for the year ended September 30, 1998, were $7,539,000 as compared to $5,760,000 in 1997, an increase of $1,779,000 or
31%. Again, this increase was attributable primarily to increased costs in Correctional Services.

     The provision for bad debts for 1998 decreased to $3,326,000 as compared to $3,467,000 for 1997. As a percentage of net revenues, the provision for bad debts was 11.4% in 1998 and 16.6% in 1997. Increased revenues from Correctional Service have primarily caused this reduction. Because these revenues are paid on a capitated basis, there are fewer collectibility uncertainties. The 1998 bad debt provision relates to the estimated net realizable value of receivables generated in Extended Care Services and reserves on receivables remaining after the sale of the freestanding facilities. The decline for the 1998 bad debt provision reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and the sale of certain operations in Extended Care Services.

     Depreciation and amortization increased to $597,000 in 1998 from $369,000 in the prior year. The Company reevaluated useful lives and accelerated amortization of goodwill and other intangibles related to the Liberty and Apogee acquisitions, beginning October 1, 1997. Amortization costs in 1998 were $406,000 as compared to $184,000 in 1997.

     In preparation for the Divestiture of certain operations of the Extended Care Services, the Company took a write down of $430,000 of goodwill and capitalized start-up costs from its acquisition of the extended care operations of Apogee and HCI.

     In April 1998, the Company sold its last remaining freestanding psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado for a cash price of approximately $6,500,000. As a result of the transaction, the Company reported a one-time gain of $2,465,000.

     Interest expense - Other increased in 1998 to $166,000 from $93,000 in 1997, an increase of 78%. This increase is primarily caused by interest costs for the revolving line of credit with HealthCare Financial Partners, the line of credit with Bank of America (previously NationsBank) and the six-month loan with HealthCare Financial Partners.

     In July 1998, in return for a $3,000,000 payment, the Company and MEDIQ settled the $11,800,000 judgement MEDIQ had obtained against the Company. As a result of this settlement, the Company recognized an extraordinary gain of $9,185,000 related to early extinguishment of debt.

     Net income for 1998 was $7,996,000 as compared to a net loss for 1997 of $4,789,000. The net income for 1998 was primarily derived from the sale of the Company's last freestanding hospital and the extraordinary gain from the MEDIQ settlement. The gain from sale of the freestanding hospital and the operation of the Correctional Services Subsidiary in Georgia and Tennessee generated taxable income in certain states resulting in an estimated state tax provision of $93,000 in 1998.

MAJOR CUSTOMERS

     Correctional Services was awarded a multi-year contract (single year with four optional extension years) with the State of Georgia's Department of Corrections, to provide mental health services to the inmates of the state's correctional facilities on a capitated basis. This contract began on October 1, 1997. For the year ended September 30, 1999, the contract accounted for 49% of net revenues. This contract is projected to provide approximately $9,100,000 of annual revenue. The contract is subject to the procurement process of the State of Georgia, and there is no assurance as to the realization of future revenues under the contract.

     In May 1999, Correctional Services was awarded a one-year capitated contract, with three successive options to renew this contract for additional terms up to one fiscal year each, to provide mental health services to approximately 2,400 Medicaid beneficiaries residing in nursing homes under the Pre-Admission Screening and Annual Resident Review (PASARR) contract with the State of Georgia's Department of Medical Assistance. For the year ended September 30, 1999, the contract accounted for 20% of net revenues. This contract is projected to provide approximately $4,000,000 of annual revenue. The contract is subject to the procurement process of the State of Georgia, and there is no assurance as to the realization of future revenues under the contract.

     Correctional Services was awarded a three-year contract, with an one-year option to renew at the State's option, with the State of Tennessee to provide mental health services to the inmates of the State's correctional facilities on a capitated basis. This contract began on July 1, 1997 and will expire on June 30, 2000. For the year ended September 30, 1999, the contracts accounted for 12% of net revenues or approximately $2,100,000. The Company expects to renew this contract at the end of its current term. This contract is subject to the procurement process of the State of Tennessee, and there is no assurance as to the realization of future revenues under the contract.

     Correctional Services was awarded a three-year contract, with two additional one year options, as a subcontractor to Prison Health Services, Inc., to provide mental health services on a capitated basis to the inmates of Broward County Correction Institute, Broward County, Florida. This contract began April 1, 1999, and represented 8% of net revenues for the year ended September 30, 1999. This contract is projected to provide approximately $3,200,000 of annual revenue. Correctional Services, as a subcontractor to Prison Health Services, Inc., is subject to a 180 day no cause termination of its services by Prison Health Services, Inc., or a termination of the prime contract by the State of Florida. There is no assurance as to the realization of future revenue under the contract.

IMPACT OF INFLATION

     Behavioral health programs are labor intensive. As wages and employee benefit costs increase during inflationary periods, and outside suppliers pass cost increases through to the Company, the Company's costs rise proportionately. The Company has implemented systems to monitor and control increases in expenses. The Company's capitated contracts with the correctional systems may limit the Company's ability to obtain corresponding revenue increases. Additionally, the Company's capitated contracts with the correctional systems of Georgia and Tennessee are subject to an inflation risk if psychotropic drug costs exceed the contracted increase in the capitation rate the Company receives.

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

     The Company has a relationship with a third-party vendor to provide electronic billing services for one of its Medicaid contracts in its Correctional Services subsidiary. The vendor has represented to the Company that this billing system is Year 2000 compliant. The Company's management has not performed any reviews over that system, though the vendor is a major supplier of electronic billing services for the Medicaid program. If their systems were to fail, the Company would manually prepare and mail their billings to Medicaid for services rendered.

     The Company has outsourced its payroll processing to an independent payroll company. That vendor has represented to the Company that their payroll processing system is year 2000 compliant. The Company's management has not performed any reviews over that system, though the vendor is a major supplier of payroll services. If their systems were to fail, the payroll company would manually prepare payroll checks for our employees.

     The Company's information systems are resident on personal computers. During fiscal year 1999, the Company spent $13,000 to upgrade its hardware and software to make these systems Year 2000 compliant. The Company is continuing to review its systems and plans to spend an additional $10,000 in upgrades to the system prior to the calendar year end.

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1999, the Company had cash of $6,000, compared to $54,000 at September 30, 1998. The decrease in available cash is the result of the Company using cash to fund continued operating losses. As of September 30, 1999, the Company has a working capital deficit of $3,016,000 as compared to $2,011,000 as of September 30, 1998. Of the total working capital deficit, $1,108,000 relates to Extended Care Services subsidiary. As previously mentioned, this subsidiary recently filed for corporate dissolution under Delaware law in order to obtain a discharge of its debts.

     The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations of its subsidiary operating units and through borrowed funds. The Company had utilized a revolving credit facility for its Extended Care Services subsidiary, which was repaid from collections of accounts receivable remaining from the divested operating units during the second quarter of 1999. In addition, as of September 30 1999, the Company has utilized $1,000,000 of a line of credit from Bank of America (formerly NationsBank) with a maximum borrowing capacity of $1,300,000.

     The Company anticipates that it will continue to maintain its borrowing capacity under the $1,300,000 line of credit, although this cannot be assured. The line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. Therefore, the Company is currently seeking investment capital for its Correctional Services subsidiary; however, there is no assurance that the Company will be successful. The Company further recognizes that it has exhausted its ability to obtain working capital from proceeds obtained upon the disposition of operating units which are no longer part of the Company's strategic focus. As the Company seeks to obtain additional contracts in its Correctional Services subsidiary, it will attempt to continue reducing its general and administrative expenses. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

     This report includes forward-looking statements based on management's current plans and expectations relating to becoming profitable in fiscal 2000, winning new Correctional Services contracts, the liquidation of the Extended Care Services subsidiary and resolution of its liabilities, the realization of future revenues under existing contracts, and maintaining existing borrowing facilities. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, that new Correctional Services contracts will not be secured, Delaware courts may not grant the Extended Care Services subsidiary dissolution, existing contracts will not continue, the Company will have adequate cash flow to continue to fund ongoing operations, and retire debt obligations as they become due, risks associated with industry consolidation and acquisitions and competition

ITEM 8 FINANCIAL STATEMENTS


                  Independent Auditors' Report
                  - 1999 and 1998                                   22



                  Consolidated Statements of
                  Operations -
                  Three Years Ended
                  September 30, 1999                                23

                  Consolidated Balance Sheets -
                  September 30, 1999 and 1998                       24

                  Consolidated Statements of
                  Stockholders' Deficit -
                  Three Years Ended
                  September 30, 1999                                25

                  Consolidated Statements of
                  Cash Flows -
                  Three Years Ended                                 26-
                  September 30, 1999                                27

                  Notes to Consolidated                             28-
                  Financial Statements                              46



                  Schedule II- Valuation and
                  Qualifying Accounts and
                  Reserves                                          47

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
MHM Services, Inc.:

We have audited the accompanying consolidated balance sheets of MHM Services, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplementary information included in Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred aggregated losses before extraordinary item of $8,549,000 for the three years ended September 30, 1999, has an accumulated deficit of $44,678,000 as of September 30, 1999, has a working capital deficiency of $3,016,000 as of September 30, 1999, and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustaining its operations, as further discussed in Note 2 to the consolidated financial statements. Such conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KPMG, LLP

McLean, Virginia


December 17, 1999

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

                                                                        1999                1998                 1997
                                                                    ------------        ------------        -------------
Revenues:
     Net patient service revenue                                    $ 2,207,000          14,864,000          16,986,000
     Premium revenue                                                 16,181,000          14,430,000           3,865,000
                                                                    ------------        ------------        -------------
                                                                     18,388,000          29,294,000           20,851,000
                                                                    ------------        ------------        -------------
Costs and expenses:
     Operating                                                       15,128,000          20,040,000          14,875,000
     General and administrative                                       4,937,000           7,539,000           5,760,000
     Provision for bad debts                                            898,000           3,326,000           3,467,000
     Depreciation and amortization                                      252,000             597,000             369,000
     Gain on sale of freestanding facilities (note 4)                        --          (2,465,000)                 --
     Gain on sale of repossessed property (note 4)                     (299,000)                 --                  --
     Writedown of long-term assets (note 6)                                  --             430,000             696,000
     Gain on sale of extended care division assets                     (301,000)                 --                  --
     Other (credits) charges:
        Interest expense - MEDIQ (note 11)                                   --             757,000           1,042,000
        Interest expense - other                                        342,000             166,000              93,000
        Other income, net (notes 3 and 5)                               (37,000)                 --            (662,000)
                                                                    ------------        ------------        -------------
                                                                      20,920,000         30,390,000          25,640,000
                                                                    ------------        ------------        -------------
Loss before income taxes and extraordinary item                      (2,532,000)         (1,096,000)         (4,789,000)
Income tax expense (note 14)                                             39,000              93,000                  --
                                                                    ------------        ------------        -------------
Loss before extraordinary item                                       (2,571,000)         (1,189,000)         (4,789,000)
Extraordinary item - gain on early extinguishment
     of debt (note 11)                                                       --           9,185,000                  --
                                                                    ------------        ------------        -------------
Net income (loss)                                                   $(2,571,000)          7,996,000          (4,789,000)
                                                                    ============        ============        =============
Earnings (loss) per share-basic and diluted:
     Loss before extraordinary item                                 $     (0.72)              (0.34)              (1.40)
     Extraordinary item                                                      --                2.60                  --
                                                                    ------------        ------------        -------------
Net income (loss)                                                   $     (0.72)               2.26               (1.40)
                                                                    ============        ============        =============
Weighted average shares outstanding                                   3,553,000           3,528,000           3,411,000
                                                                    ============        ============        =============

See accompanying notes to consolidated financial statements

                       MHM SERVICES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           September 30, 1999 and 1998

                                             ASSETS (NOTE 11)                           1999                 1998
                                                                                   -------------        -------------
Current assets:
     Cash and cash equivalents                                                      $      6,000              54,000
     Accounts receivable, less allowances of $337,000
        and $4,438,000 in 1999 and 1998, respectively                                  1,094,000           2,706,000
     Prepaid expenses                                                                    284,000             134,000
     Estimated third-party payor settlements (note 7)                                     61,000           1,409,000
     Repossessed property under contract for sale (note 4)                                    --           1,172,000
     Other current assets (note 8)                                                       269,000             171,000
                                                                                    ------------        ------------
                        Total current assets                                           1,714,000           5,646,000
Property and equipment, net (note 9)                                                     142,000             335,000
Restricted cash                                                                          275,000             526,000
Other intangibles, net of accumulated amortization of $0
     and $395,000 in 1999 and 1998, respectively (notes 5 and 6)                              --             431,000
Other assets                                                                             151,000             223,000
Goodwill, net of accumulated amortization of $0
     and $419,000 in 1999 and 1998, respectively (notes 5 and 6)                              --             538,000
                                                                                    ============        ============
                                                                                    $  2,282,000           7,699,000
                                                                                    ============        ============
                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Cash overdrafts                                                                $     24,000                  --
     Accounts payable                                                                    768,000             425,000
     Accrued payroll and related expenses                                                607,000             830,000
     Estimated third-party payor settlements (note 7)                                    784,000           1,181,000
     Other accrued expenses (note 10)                                                  1,085,000           2,054,000
     Notes payable (note 11)                                                             187,000           2,069,000
     Line of credit (note 11)                                                          1,000,000             500,000
     Current maturities of long-term debt (note 11)                                      275,000             598,000
                                                                                    ------------        ------------
                        Total current liabilities                                      4,730,000           7,657,000
Long-term debt (note 11)                                                                   5,000             176,000
                                                                                    ------------        ------------
                                                                                       4,735,000           7,833,000
                                                                                    ------------        ------------
Stockholders' deficit:
     Preferred stock ($.01 par value; authorized: 5,000,000;
        issued and outstanding:  none)                                                        --                  --
     Common stock ($.01 par value; authorized: 15,000,000; issued and
        outstanding:  3,788,000 and 3,538,000 in 1999 and 1998, respectively)             37,000              35,000
     Additional paid-in capital                                                       42,188,000          41,938,000
     Accumulated deficit                                                             (44,678,000)        (42,107,000)
                                                                                    ------------        ------------
                        Total stockholders' deficit                                   (2,453,000)           (134,000)
                                                                                    ------------        ------------
Commitments and contingencies (note 12)
                                                                                    $  2,282,000           7,699,000
                                                                                    ============        ============

See accompanying notes to consolidated financial statements

                       MHM SERVICES, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Deficit

                 Years ended September 30, 1999, 1998, and 1997

                                                     COMMON STOCK              ADDITIONAL
                                           ------------------------------
                                             SHARES                              PAID-IN          ACCUMULATED
                                             ISSUED              AMOUNT          CAPITAL            DEFICIT              TOTAL
                                           ------------       -----------       -----------       -----------        -----------
Balance, September 30, 1996                   3,310,000       $    33,000        41,699,000       (45,314,000)        (3,582,000)
     Issuance of common stock in
        connection with Apogee
        acquisition (note 5)                    200,000             2,000            98,000                --            100,000
     Exercise of stock options                    3,000                --             1,000                --              1,000
     Net loss                                        --                --                --        (4,789,000)        (4,789,000)
                                           ------------       -----------       -----------       -----------        -----------
Balance, September 30, 1997                   3,513,000            35,000        41,798,000       (50,103,000)        (8,270,000)
     Exercise of stock options                   25,000                --            12,000                --             12,000
     Issuance of stock warrants in
        connection with MEDIQ
        settlement (note 16)                         --                --           128,000                --            128,000
     Net income                                      --                --                --         7,996,000          7,996,000
                                           ------------       -----------       -----------       -----------        -----------
Balance, September 30, 1998                   3,538,000            35,000        41,938,000       (42,107,000)          (134,000)
     Issuance of stock warrants in
        connection with Line of Credit
        (note 16)                                    --                --           143,000                --            143,000
     Shares issued in connection with
        ICH earnout settlement (note 5)         250,000             2,000           107,000                --            109,000
     Net loss                                        --                --                --        (2,571,000)        (2,571,000)
                                           ------------       -----------       -----------       -----------        -----------
Balance, September 30, 1999                   3,788,000       $    37,000        42,188,000       (44,678,000)        (2,453,000)
                                           ============       ===========       ===========       ===========        ===========

See accompanying notes to consolidated financial statements

                       MHM SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                 Years ended September 30, 1999, 1998, and 1997

                                                                                  1999                1998                1997
                                                                               -----------         ----------         -----------
Cash flows from operating activities:
     Net income (loss)                                                         $(2,571,000)         7,996,000         (4,789,000)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
            Depreciation and amortization                                          252,000            597,000            369,000
            Issuance of stock warrants                                             143,000                 --                 --
            Provision for bad debts                                                898,000          3,326,000          3,467,000
            Gain on sale of freestanding facilities                                     --         (2,465,000)                --
            Gain on sale of extended care operations                              (301,000)                --                 --
            Gain on sale of repossessed property                                  (299,000)                --                 --
            Gain on early extinguishment of debt                                        --         (9,185,000)                --
            Loss on disposal of fixed assets                                        33,000             28,000                 --
            Writedown of long-term assets                                               --            430,000            696,000
            Increase (decrease) in cash from changes in:
                Accounts receivable and estimated third-party
                   payor settlements, net                                        1,665,000         (2,997,000)        (5,000,000)
                Income taxes refundable                                                 --                 --            662,000
                Prepaid expenses and other                                         (69,000)           141,000           (118,000)
                Deferred rent                                                           --            (31,000)          (198,000)
                Accounts payable                                                   343,000           (531,000)           170,000
                Accrued payroll and related expenses                              (223,000)          (162,000)           325,000
                Accrued expenses - MEDIQ                                                --            817,000            698,000
                Other accrued expenses                                            (632,000)          (308,000)           567,000
                                                                               -----------        -----------        -----------
                        Net cash used in operating activities                     (761,000)        (2,344,000)        (3,151,000)
                                                                               -----------        -----------        -----------
Cash flows from investing activities:
     Proceeds from sale of freestanding facilities and Joint Venture               870,000          3,688,000                 --
     Proceeds from sale of reprocessed property                                  1,471,000                 --                 --
     Disposals of extended care services assets                                    143,000
     Capital expenditures for property, plant and equipment                        (45,000)           (23,000)          (178,000)
     Collections on notes receivable                                               100,000                 --            190,000
     Acquisitions of businesses                                                         --                 --           (427,000)
     Restricted cash                                                               251,000             11,000           (231,000)
     Other assets                                                                       --             65,000            (82,000)
     Other liabilities                                                                  --            (19,000)            (6,000)
                                                                               -----------        -----------        -----------
                        Net cash provided by (used in) investing
                            activities                                           2,790,000          3,722,000           (734,000)
                                                                               -----------        -----------        -----------
Cash flows from financing activities:
     Proceeds from cash overdrafts                                                  24,000                 --                 --
     Borrowings                                                                  3,514,000         12,651,000          4,110,000
     Debt repayments                                                            (5,615,000)       (14,095,000)        (3,393,000)
     Other                                                                              --             12,000            (29,000)
                                                                               -----------        -----------        -----------
                        Net cash provided by (used in) financing
                            activities                                          (2,077,000)        (1,432,000)           688,000
                                                                               -----------        -----------        -----------
                        Increase (decrease) in cash and cash equivalents           (48,000)           (54,000)        (3,197,000)

Cash and cash equivalents:
     Beginning of year                                                              54,000            108,000          3,305,000
                                                                               -----------        -----------        -----------
     End of year                                                               $     6,000             54,000            108,000
                                                                               ===========        ===========        ===========

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                 Years ended September 30, 1999, 1998, and 1997


                                                                                   1999               1998               1997
                                                                               -----------        -----------        -----------
Supplemental disclosure of cash flow information:
     Interest paid                                                             $   376,000            292,000            358,000
     Income taxes refunded, net of payments                                             --                 --            662,000
                                                                               ===========        ===========        ===========
Supplemental disclosure of non-cash investing and financing activities:
        Acquisition - portion financed with long-term debt                     $        --                 --            275,000
        Note received from sale of Extended Care Services assets                   170,000                 --                 --
        Issuance of stock warrants - to obtain financing from
            Bank of America                                                        143,000                 --                 --
        Issuance of stock warrants - to obtain financing
            from HCFP                                                                   --            128,000                 --
        Note obtained for insurance premiums                                       225,000            107,000                 --
        Issuance of stock - settlement of ICH earnout                              109,000                 --                 --
        Issuance of stock  - acquisition of Apogee                                      --                 --            100,000
                                                                               ===========        ===========        ===========

See accompanying notes to consolidated financial statements

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  ORGANIZATION

          MHM Services, Inc., through its wholly-owned subsidiary, MHM Correctional Services, Inc. (Correctional Services) is a provider of mental health services under capitated contract arrangements with correctional facilities and residents of a long-term care facility. The Company had provided on-site behavioral mental healthcare services through its wholly-owned subsidiary, MHM Extended Care Services, Inc. (Extended Care Services) and inpatient services through its Hospital Division and MHM of Colorado Inc.

          The Company primarily operates in three states. The Company's premium revenue is derived from three contracts with the state of Georgia, one contract with the state of Tennessee, and one subcontract with a prime contractor to the State of Florida. The Company is compensated on the basis of the number of in-mates or residents in each of the facilities. The Company's contracts provide for fixed capitation rates. The terms of each contract vary and can be from one to four years. Contracts for more than one year have annual renewal options for mutliple years which are exercisable on mutual agreement between the Company and the government agency or contractor.

     (b)  CONSOLIDATION

          The accompanying consolidated financial statements include the accounts of MHM Services, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     (c)  CASH EQUIVALENTS

          Cash equivalents include all liquid investments with remaining maturities at purchase of three months or less.

     (d)  ACCOUNTS RECEIVABLE

          The Company's account receivable are primarily from Correctional Services operations for services rendered to residents of correctional and long-term care facilities. The amounts are due from the states and the prime contractor with which MHM has contracted. The Company maintains an allowance for potential losses from uncollectible accounts.

     (e)  PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Capital leases are recorded at the present value of future lease payments. The Company provides for depreciation and amortization on a straight-line basis as follows:

          Furniture fixtures and equipment                          5-8 years
          Equipment under capital lease                             5-8 years
          Leasehold improvements                                life of lease




                                       28                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     (f)  RESTRICTED CASH

          Restricted cash consists of certificates of deposit, which secure performance bonds obtained as required by a correctional contract with the State of Tennessee and a medicaid capitation contract with the State of Georgia. It also includes lockbox accounts restricted to pay down a revolving credit facility (see note 11).

     (g)  OTHER INTANGIBLE ASSETS

          Other intangible assets consist primarily of contractual rights and covenants not to compete. These assets are amortized on a straight-line basis over three to five years (see note 6).

     (h)  GOODWILL

          Goodwill represents the excess of the purchase price over the fair value of net assets acquired and is amortized on a straight-line basis over three to five years (see note 6).

     (i)  CARRYING VALUE OF LONG-TERM ASSETS

          The Company evaluates the carrying value of its long-term assets, including property and equipment, goodwill and other intangible assets, based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value (see note 6).

     (j)  PATIENT SERVICE REVENUE RECOGNITION

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

     (k)  PREMIUM REVENUE RECOGNITION

          The Company has agreements with two states and a contractor to provide mental health services to prison inmates and nursing home residents. Under these agreements, the Company receives monthly capitated payments based on the number of participants, regardless of services actually performed by the Company. These capitated payments are earned and recognized as revenue on a monthly basis.

     (l)  MALPRACTICE INSURANCE COVERAGE

          Medical malpractice claims are covered by a medical malpractice insurance policy, which is a claims-made policy with a prepaid five-year extended reporting period included.

     (m)  EARNINGS (LOSS) PER SHARE

          Earnings (loss) per common share is computed by dividing net income
          (loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents such



                                       29                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

          as stock options and warrants are excluded from the earnings (loss) per share calculation because the effect would be antidilutive.

     (n)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The fair value of cash and cash equivalents, restricted cash, accounts receivable, estimated third-party payor settlements receivable and payable, accounts payable, accrued expenses, notes payable and lines of credit are equivalent to their carrying value because of the short-term maturity of those instruments. The fair values of the Company's long-term debt (see note 11) are considered to be equivalent to their carrying values based upon consideration of borrowings with similar credit ratings, collateral and maturities.

     (o)  USE OF ESTIMATES

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also effect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the allowance for potential losses from uncollectible accounts receivable, estimates of assets and liabilities due from/to third-party payors, and the estimated impairment of goodwill and other intangible assets.

     (p)  INCOME TAXES

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

     (q)  STOCK OPTION PLAN

          The Company accounts for stock-based compensation plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees; however the Company discloses the proforma effect on net income as if the fair value based method of accounting as defined in SFAS No. 123 had been applied.

     (r)  RECLASSIFICATIONS

          Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

(2)  LIQUIDITY

     The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred aggregated net losses before extraordinary item of $8,549,000 for the three years ended September 30, 1999, has an accumulated deficit of



                                       30                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     $44,678,000 as of September 30, 1999, and has a stockholders' deficit of $2,453,000 as of September 30, 1999. As of September 30, 1999, the Company is in default on one of its notes payable (see note 11) and is experiencing difficulty in generating sufficient cash flows to meet its other obligations and to sustain its operations. At September 30, 1999, current liabilities exceed current assets by $3,016,000. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

     In April 1998, the Company sold its one remaining freestanding behavioral health facility (Mountain Crest). This facility was sold due the expectation of more profitable opportunities to grow Correctional Services and other specialty on-site healthcare services.

     The Company made several acquisitions in Extended Care Services through fiscal 1998 (see note 5). However, to date, the subsidiary has operated unprofitably. As a result, in the first quarter of 1999, the Company sold substantially all of its Extended Care Services operations and is making selective reductions in operating and general and administrative costs. Extended Care Services represented approximately 25 percent of net revenues for fiscal 1999.

     Effective March 11, 1997, Extended Care Services obtained a $4,000,000 revolving credit facility to finance its receivables. Borrowings on the credit facility were limited to qualified accounts receivable. Also, the Company borrowed $500,000 in October 1997 and again in July 1998 on a line of credit guaranteed by certain officers and directors of the Company. In July 1998, the Company borrowed $2,000,000 to finance a settlement with MEDIQ (note 11). In June 1999, the Company increased its borrowing under a line of credit from $500,000 to $1.3 million.

     On August 24, 1999, Extended Care Services notified the state of Delaware about its intent to dissolve under Section 275 of the General Corporation Law of the State of Delaware. Subsequent to the filing, Extended Care Services informed all known and foreseeable creditors about its intent for dissolution. Extended Care Services has begun preparing a dissolution plan for which to pay its creditors. Extended Care Services expects its plan of dissolution will be approved by the Delaware Court of Chancery in fiscal year 2000. MHM Extended Care Services, Inc. has total assets of $81,000 and total liabilities to external creditors of $1,189,000 at September 30, 1999. If the plan of dissolution is approved by the Delaware Court of Chancery, the Company will be relieved of approximately $1,108,000 of liabilities to external creditors.

     Proceeds from the sales of the Company's inpatient facilities and substantially all of its Extended Care Services operations have provided the Company with sufficient cash to fund the Company's working capital needs as the Company continues to sustain operating losses. With the sale of the unprofitable operations of Extended Care Services in 1999, the Company expects that its remaining operations will be profitable, but it recognizes the level of profits may be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in Correctional Services and obtaining additional working capital. There can be no assurance that any of such events will occur or, if they do occur, that the impact on cash flows will be sufficient to enable the Company to continue its operations.

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



                                       31                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

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

(4)  SALE OF FREESTANDING FACILITIES

     On April 5, 1996, the Company sold Oakview Treatment Center to a non-profit corporation affiliated with a privately owned operator of two psychiatric hospitals for $50,000 in cash and $2,150,000, evidenced by two promissory notes payable to the Company. For financial statement purposes, the notes were recorded using the cost recovery method of accounting at an estimated net realizable value of $1,400,000. This was equal to the net book value of the Oakview Treatment Center immediately prior to the sale. The notes were collateralized by the real property sold. On July 31, 1998, due to lack of payment on the promissory notes, the Company declared the notes to be in default. As a result, the Company reacquired Oakview Treatment Center in a foreclosure sale on September 11, 1998. The property was reacquired subject to a junior lien held by the Internal Revenue Service (IRS). At September 30,1998, the notes receivable due from the purchaser totaled $1,172,000 and are reported as repossessed property in the accompanying balance sheets. The Company entered into an agreement to resell the property in fiscal 1998. The sale was settled on March 8, 1999 and resulted in a gain of approximately $299,000 in fiscal 1999.

     The Company sold its last freestanding behavioral health facility, Mountain Crest Hospital, on April 17, 1998. The hospital operations, together with certain assets previously leased by the Hospital, were sold to Poudre Valley Hospital for a cash purchase price of approximately $6,500,000. In connection with the sale to Poudre Valley, the Company acquired the previously leased assets for a purchase price of $2,700,000. As a result of this sale, the Company reported a pretax gain of approximately $2,400,000 in fiscal 1998.

(5)  ACQUISITIONS

     (a)  HCI SERVICES

          In November 1993, Extended Care Services acquired substantially all of the assets and assumed certain liabilities of Atlanta-based ICH Services, L.L.C. (ICH) (successor to HCI Services, Inc.), which provided behavioral health and other specialized medical services under annual contracts with extended care facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition. The purchase price consisted of 330,000 shares of the Company's common stock, as well as certain additional consideration payable in cash or additional shares of the Company's common stock at the option of the former ICH members, after the third anniversary of the acquisition (November 18, 1996) in an amount equal to approximately 20 percent of the appraised fair market value of the acquired operations.



                                       32                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

          On December 16, 1998, Extended Care Services entered into an agreement with another organization to divest substantially all of the assets acquired from ICH related to the delivery of mental health services to patients of extended care facilities in the state of Georgia. No consideration was received; however, the Company was relieved of managing the business. Losses of approximately $75,000 consisting of the writedown of related intangible assets were recognized in fiscal 1998 in anticipation of this transaction.

          On September 9, 1999, the Company negotiated a final settlement with the former partners of ICH to pay the additional consideration with 250,000 shares of the Company's common stock. The common stock was issued in September 1999 at its fair value of approximately $109,000. At the time of settlement, substantially all the assets previously acquired had been sold. Therefore, the effect of this settlement resulted in a reversal of amounts previously accrued totaling $337,000, a write down of remaining goodwill totaling $209,000, and the remainder credited to other income, net.

     (b)  MHM COUNSELING SERVICES

          In December 1995, Extended Care Services acquired the behavioral healthcare clinic operations of National Mentor, Inc. located in Charlestown and Taunton, Massachusetts. The Company changed the name of the clinics to MHM Counseling Services and relocated the Charlestown clinic to Cambridge. The purchase price included cash of $150,000 and a $338,000 term loan payable in 36 monthly installments. The purchase price was allocated primarily to intangible assets. The operating results of the acquired business are included in the Company's consolidated results of operations from the date of acquisition.

     (c)  LIBERTY BAY

          Effective as of December 1, 1996, Extended Care Services acquired, pursuant to an Agreement (the Liberty Bay Agreement) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Extended Care Services has integrated these operations with MHM Counseling Services and the combined operations from the date of acquisition operate under the name "MHM/Bay Colony Counseling Services", and, as a result of the acquisition and continued development, serve approximately 115 extended care facilities.

          As consideration for the purchase, Extended Care Services paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000. The purchase price was primarily allocated to intangible assets. The note provides for quarterly interest payments at an annual rate of 9 percent and the payment of the principal amount in one installment on December 1, 1999. Extended Care Services obtained an extention of the payment of the principal amount of the note to December 31, 2000. The Company also agreed to pay Liberty Bay additional consideration consisting of 20 percent of "cash flow" (as such term is defined in the Liberty Bay Agreement) from the acquired contracts over the five year period commencing December 1, 1996. Such additional consideration is calculated, paid, and expensed annually by the Company and totaled approximately $0 and $37,000 for years beginning December 1, 1998 and 1997, respectively.

          On December 31, 1998, Extended Care Services entered into an agreement with another organization to sell certain of the assets acquired from National Mentor, Inc., Liberty Bay and Liberty Management related to the delivery of outpatient mental health services and services to patients of extended care facilities in the state of Massachusetts. These assets were sold for $850,000, which will resulted in a gain on sale of approximately $290,000 in fiscal 1999.



                                       33                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     (d)  APOGEE

          Effective as of March 31, 1997, Extended Care Services acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee, consisting of contracts with approximately 263 facilities. The operating results are included in the Company's consolidated results of operations from the date of acquisition.

          As consideration for the purchase, the Extended Care Services paid $100,000 in cash, issued a three year promissory note in the principal amount of $125,000, and the Company issued 200,000 shares of common stock of MHM Services, Inc. at $.50 per share. The purchase price was primarily allocated to intangible assets. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of 7 percent and annual principal payments. Extended Care Services also agreed to pay Apogee additional consideration consisting of 20 percent of "net cash collected" (as such term is defined in the Apogee Agreement) from the acquired operations over a five year period commencing March 31, 1997. Such additional consideration is calculated annually by the Company and did not result in additional consideration for the years beginning March 31, 1997 or 1998.

          On December 16, 1998, the Company entered into an agreement with another organization to divest certain assets related to the delivery of mental health services to patients of extended care facilities in the state of Tennessee. No consideration was received; however, the Company was relieved of managing the business. The sale resulted in a loss of $4,000 which was recognized in fiscal 1999. Losses of approximately $176,000 consisting of the write down of related intangibles were recognized in fiscal 1998.

          On December 31, 1998, the Company entered into an agreement with another organization to sell certain assets related to the delivery of mental health services to patients of extended care facilities in the state of Pennsylvania. The total consideration for this transaction was $170,000 of which $20,000 was paid at closing and the remaining $150,000 was in the form of a promissory note payable, in its entirety, on March 30, 1999. The assets acquired by the purchaser in this transaction secure this note. This transaction resulted in a gain on the sale of approximately $15,000 in fiscal 1999.

(6)  WRITEDOWN OF LONG-TERM ASSETS

     In September 1997, the Company decided to dispose of the Florida and North Carolina operations of Extended Care Services and close its Atlanta, Georgia billing office. In connection with these decisions, the Company determined that the recoverability of goodwill relating to the HCI acquisition (note 5) was permanently impaired. The Company evaluated the carrying value of goodwill based on cash flow analysis and estimated disposal values. As a result, the carrying value of goodwill and other intangibles relating to these operations were written down resulting in a charge of $696,000 in the year ended September 30, 1997.

     In September 1998, the Company decided to sell certain additional assets and contractual rights related to the Extended Care Services. In connection with this decision, the Company determined that the recoverability of remaining goodwill and other intangible assets relating to a portion of the HCI Services and Apogee acquisitions (note 5) was permanently impaired. As a result, the carrying value of goodwill and other intangibles relating to these operations were written down resulting in a charge of $430,000 in the year ended September 30, 1998.

                                       34                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     HCI Services and Apogee collectively represent revenues of $2,919,000, $5,028,000, and $4,771,000, respectively. HCI Services and Apogee collectively represent net losses of $371,000, $1,205,000 and $2,645,000 for the years ended September 30, 1999, 1998 and 1997 respectively.

     As a result of sales of assets related to Extended Care Services described above and in note 4, the Company has no ongoing revenues from those operations. Had these sales of assets taken place at the beginning of fiscal year 1999, the Company's total revenues for the year ended September 30, 1999 would have been approximately $15,895,000. Similarly, the Company's net loss for the year ended September 30, 1999 would have been approximately $804,000 and its loss per share (basic and diluted) would have been approximately $(.23).

(7)  THIRD-PARTY PAYORS

     The Company had agreements with third-party payors that provided for payments for patient services at amounts that differed from its established rates. The Company is in the process of negotiating final settlements for prior reporting periods relating to filed cost reports for a freestanding behavioral health facility sold in 1998.

     Tentative and final settlements with all third-party payors for prior cost reporting periods have resulted in adjustments to decrease net patient service revenue by approximately $1,056,000 for 1999 and increase net patient service revenue by $762,000 and for 1998 $965,000 and 1997, respectively.

     A summary of the payment arrangements that the Company had with major third-party payors relating to operations which have all been sold as of September 30, 1999, is as follows:

     (a)  MEDICARE

          Inpatient non-acute services, certain outpatient services and defined capital costs related to Medicare beneficiaries are paid primarily on a cost reimbursement basis. The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.

     (b)  OTHER THIRD-PARTY PAYORS

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

     (c)  EXTENDED CARE SERVICES

          Professional services provided to residents of extended care facilities are paid primarily on a fee-for-service basis. Medicare is the primary payor for such services. The Company is reimbursed based on fee schedules and is subject to prepayment and retroactive reviews of medical necessity conducted by the intermediary.



                                       35                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

(8)  OTHER CURRENT ASSETS

     Other current assets includes the following:

                                              1999               1998
                                         -----------          ---------
Deposit                                  $    75,000                 --
Pharmaceutical supplies                      173,000            163,000
Other current assets                          21,000              8,000
                                         -----------          ---------
                                         $   269,000            171,000
                                         ===========          =========


(9)  PROPERTY AND EQUIPMENT

     Property and equipment includes the following:


                                            1999                1998
                                         -----------          ---------
Leasehold and improvements               $    23,000             21,000
Furniture, fixtures, and equipment           761,000            968,000
Equipment under capital lease                187,000            323,000
                                         -----------          ---------
                                             971,000          1,312,000

Less accumulated depreciation               (829,000)          (977,000)
                                         -----------          ---------
                                         $   142,000            335,000
                                         ===========          =========


     Depreciation expense related to property and equipment was $120,000, $191,000, and $185,000 for 1999, 1998, and 1997, respectively.

(10) OTHER ACCRUED EXPENSES

     Other accrued expenses includes the following:


                                        1999             1998
                                   ----------        ---------
Accrued refunds                    $    6,000          166,000
Accrued professional fees             330,000          665,000
Accrued pharmaceutical costs          491,000          284,000
Accrued miscellaneous taxes           106,000          184,000
Other accrued expenses                152,000          755,000
                                   ----------        ---------
                                   $1,085,000        2,054,000
                                   ==========        =========





                                       36                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

(11) LONG-TERM DEBT

     (a)  MEDIQ

          In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year note (the MEDIQ Note) for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000 which bore interest at a rate of prime plus
          1.5 percent, with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years. Principal payments of $767,000 were made in 1996 and additional principal payments of $256,000 representing the contractually required principal payments for October 1996 through January 1997, were made as of September 30, 1997, based on a fifteen year amortization period, with the balance due on August 31, 1998.

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

          A $2,000,000 note obtained from HealthCare Financial Partners as well as draws on the Company's existing line of credit funded the settlement. The $2,000,000 note was collateralized by substantially all the assets of the Company, had a six month term which expired in January 1999, carried interest at prime plus two percent, required a two percent commitment fee, and a completion fee of an additional two percent.



                                       37                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     (b)  REVOLVING CREDIT FACILITY

          Effective March 11, 1997, Extended Care Services entered into a $4,000,000 revolving credit facility with HealthCare Financial Partners. The facility bore interest at prime plus 2.25 percent, was secured by accounts receivable, and expired in March 1999. The loan was also secured by the stock of the Company's subsidiary, Extended Care Services. The amount of credit available fluctuated based on the amount of qualified accounts receivable. As of September 30, 1999 and 1998, the Company had $0 and $344,000 outstanding under this facility, respectively.

     (c)  LINE OF CREDIT

          In October 1997, the Company borrowed an aggregate of $500,000 under a line of credit with Bank of America, which debt was guaranteed by Michael S. Pinkert, President and Chief Executive Officer, William P. Ferretti, Director and Lee Calligaro former Vice President and General Council of the Company. The line of credit permitted maximum borrowings by the Company of $500,000 and was originally due on March 31, 2000.

          In June 1999, the Company increased this line of credit to a maximum borrowing capacity of $1,300,000 with a commitment fee of .5 percent. The line of credit is due in May 2000 and bears interest at the Eurodollar rate plus 2.6 percent, per annum (weighted-average interest rate of 9.9 percent at September 30, 1999). As of September 30, 1999, the Company had drawn $1,000,000 against this line.

          Mr. Pinkert personally guaranteed the entire line of credit. For his guaranty, the Company granted, in June 1999, 90,000 warrants to purchase stock of the Company at $.10 per share. William Ferretti, John Silverman, Jacob Shipon, directors of the Company, and Lee Calligaro, have indemnified Mr. Pinkert on his guarantee in the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro rata basis based on their individual indemnification, a total of 99,000 warrants to purchase stock of the Company at $.10 per share. As a fee to the guarantor and idemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations are outstanding, warrants for the number of shares as are equal in value (at a price of $.10 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued. Expenses totaling approximately $84,000 were recorded in 1999 as a result of the issuance of these warrants.

          Also in June 1999, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and idemnitors of the original line of credit of $500,000, who earned warrants of 105,394, 35,126, and 35,126, respectively, during the period that the original obligation was outstanding, were granted a reduction in the warrant exercise price of these warrants to $.10 per share to purchase Company stock. Expense totaling approximately $59,000 was recorded in 1999 for the reduction in the warrant exercise price.

     (d)  TERM LOANS AND CAPITAL LEASE OBLIGATIONS

          At September 30, 1999 and 1998, term loans totaling $192,000 and $339,000, respectively, represent various notes payable relating to the Apogee, Liberty Bay, and MHM Counseling acquisitions which bear interest at rates ranging from 7 percent to 9 percent and terms through March 2000 (see note 5). The note to Mentor totaling $47,000 at September 30, 1999, is in technical default for nonpayment of principal due to the dissolution of Extended Care Services and therefore is classified as a current liability in the consolidated financial statements.



                                       38                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

          Capital lease obligations totaling $21,000 and $72,000 at September 30, 1999 and 1998, respectively, are payable in monthly installments including interest at rates ranging from 9 percent to 13 percent through January 2001 and are collateralized by certain assets with a net book value of $40,000 and $76,000, respectively.

     (e)  NOTES PAYABLE

          At September 30, 1999 and 1998, the Company had promissory notes outstanding totaling $187,000 and $69,000, respectively. The notes were issued to insurance underwriters to finance the purchase of certain insurance policies. The notes are being repaid in monthly installments with interest of 8 percent and are due in 2000. The notes are secured by prepaid insurance premiums which are classified as prepaid expenses in the accompanying consolidated balance sheets.

          Scheduled maturities of all long-term debt are as follows:

  YEAR ENDING SEPTEMBER 30

  2000                                                     $   275,000
  2001                                                           5,000
                                                            ----------

                                                           $   280,000
                                                            ==========


(12) COMMITMENTS AND CONTINGENCIES

     (a)  LEASES

          The Company leases certain equipment and office facilities under non-cancelable operating leases. The future minimum lease payments required under operating leases are as follows:

 YEAR ENDING SEPTEMBER 30

  2000                                                     $   168,000
  2001                                                         173,000
  2002                                                         169,000
  2003                                                         155,000
  2004                                                          81,000
                                                            ----------

        Total future minimum lease payments                $   746,000
                                                            ==========



          Lease expense was $357,000, $938,000, and $1,496,000 for 1999, 1998,
          and 1997, respectively.

     (b)  LITIGATION

          The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial position.

                                       39                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     (c)  CONTINGENCIES

          On March 2, 1998, the Company was notified that a claim for refund of certain Medicare payments is being made against Supportive Counseling Centers (SCC) to which a subsidiary of Extended Care Services previously provided management services. The claim is being asserted by the Medicare fiscal intermediary which was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursements paid to SCC prior to any involvement of Extended Care Services subsidiary as well as during the period in which management services were provided to SCC. No claim has been asserted against the Company or its subsidiary, and the Company does not believe that it has any liability with respect to the claims made against SCC.

          On November 23, 1998, the Company received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), that MHM Counseling Services, through a clinic located in Taunton, Massachusetts, owned by Extended Care Services, had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of MassPro's audit of payments made in 1997 to MHM Counseling Services for services provided to 25 Medicaid recipients at the Taunton facility, MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $215,000. The Company has appealed this determination, but has not received a report of the results of this appeal. On June 3, 1999, MHM Counseling Services received another notice from MassPro, that the counseling service clinic located in Cambridge, Massachusetts had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of Mass Pro's audit of payments made in 1997 to MHM Counseling Services for services provided to 26 Medicaid recipients at the Cambridge facility, MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $1,019,000. The Company has vigorously appealed these findings with the State.

          In reference to the above claims, it is the Company's position that extrapolating the results from a limited sample from a review of a subset of certain professionals is not valid when applied to a group of other professionals. Furthermore, the samples selected were not based on a statistically valid sampling methodology. Therefore, in the Company's view, extrapolation is not appropriate. Based upon the Company's review of claims audited by MassPro the Company believes it will prevail in reducing the amount of repayment requested and is vigorously appealing the initial findings by MassPro. At September 30, 1999, the Company has reserved approximately $615,000 and believes this amount is sufficient to cover any potential settlements with MassPro. It is reasonably possible that any potential settlement will differ from the amounts reserved.

          On July 14, 1999, the Company became aware that a notice of a post-payment review of claims processed in 1998 from the CIGNA HealthCare Medicare Administration (CIGNA), was sent to Psychiatric Specialty Group, the (Practice). MHM Extended Care Services Inc. managed the Practice in 1998. The notice indicated that there were certain deficiencies in the medical records of fifteen beneficiaries' records reviewed and indicated an overpayment of $4,100. As a result, CIGNA is now proceeding to perform a statistically valid random sample audit. The Practice is required to immediately repay the overpayment of $4,100 identified in the audit and such repayment has been reserved in the Company's consolidated financial statements at September 30, 1999. The Company does not believe its ultimate liability will exceed the amount reserved.



                                       40                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

     (d)  MALPRACTICE INSURANCE

          The Company has a general and professional liability policy that is written on a claims-made basis with a five year prepaid extended reporting period. This means coverage is extended for events reported sixty months after the policy ends, as long as the event occurred during the policy period. The coverage per occurrence is $1,000,000 with a $3,000,000 aggregate.

(13) CONCENTRATION OF CREDIT RISK

     Approximately 78 percent, 37 percent, and 3 percent of the Companies revenues for the years ended September 30, 1999, 1998, and 1997, respectively, relates to amounts earned under five contracts to provide mental health services to correctional and long-term care facilities in three states. Contracts with revenues exceeding 10 percent of the Company's total consolidated revenues were as follows:

                                                              Years ended September 30,
                                                   -----------------------------------------------
                                                    1999                  1998                 1997
                                                   ------                ------              ------
        Georgia Department of Corrections           49%                   29%                  2%
        Tennessee Department of Corrections         12%                    7%                  1%

     The Company's accounts receivable are primarily from Correctional Services for services rendered to the states and a prime contractor with which MHM has contracted. Accounts receivable under these contracts with an outstanding balance of 10 percent or greater at September 30, 1999, are as follows:

                                                                             September 30, 1999
                                                                             ------------------
        Georgia Department of Medical Assistance                                     31%
        Prison Health Services                                                       16%
        Tennessee Department of Corrections                                          48%

                                       41                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

(14) INCOME TAXES

     Income tax (benefit) expense consists of the following:

                                                            1999                1998                  1997
                                                       -----------          ----------               -----------
     Current:
          Federal                                      $        --                  --                        --
          State                                             39,000              93,000                        --
                                                       -----------          ----------               -----------
                                                            39,000              93,000                        --
                                                       -----------          ----------               -----------

     Deferred:
          Federal                                               --                  --                        --
          State                                                 --                  --                        --
                                                       -----------          ----------               -----------
                                                                --                  --                        --
                                                       -----------          ----------               -----------
                            Total income tax (benefit)
                                           expense     $    39,000              93,000                        --
                                                       ===========          ==========               ===========

     The differences between the effective income tax (benefit) expense and the income tax (benefit) expense computed using the U.S. Federal income tax rate are as follows:

                                                             1999                1998                 1997
                                                         -----------          ---------            -----------
     Statutory expense (benefit)                       $   (862,000)          (386,000)            (1,676,000)
     State income tax (benefit) expense                     (89,000)            93,000                (71,000)
     Increase in valuation allowance                      1,052,000            383,000              1,668,000
     Goodwill amortization                                       --                 --                  5,000
     Other items, net                                       (62,000)             3,000                 74,000
                                                         -----------          ---------            -----------
                            Total income tax (benefit)
                                             expense   $     39,000             93,000                     --
                                                         ===========          =========            ===========


     The reconciliation presented above reflects tax expense from income (loss) before extraordinary items. For 1998, the MEDIQ extraordinary gain of $9,185,000 does not result in any tax expense. This is due to the extraordinary gain qualifying for income exclusion under Internal Revenue Code (IRC) Section 108 and utilization of net operating loss carry-forwards.



                                       42                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

Significant components of deferred tax assets and liabilities follow:

                                                                              1999                             1998
                                                                          --------------                    ------------
           Assets:                                                       $
                Allowance for doubtful accounts                                  130,000                       1,709,000
                Net operating loss carryforwards                               4,885,000                       1,716,000
                Writedown of long-term assets                                         --                         434,000
                Other                                                             58,000                         105,000
                                                                          --------------                    ------------
                                                                               5,073,000                       3,964,000

                Valuation allowance                                           (4,964,000)                     (3,912,000)
                                                                          --------------                    ------------

                                                                                 109,000                          52,000

           Liabilities - prepaid expenses                                        109,000                          52,000
                                                                          --------------                    ------------

                               Net deferred tax asset                    $            --                              --
                                                                          ==============                    ============


     At September 30, 1999, for income tax purposes, the Company had federal operating loss carry-forwards of approximately $11,900,000 expiring through 2019. The income exclusion under IRC Section 108 causes a reduction in tax attributes; thus net operating loss carry-forwards are reduced accordingly. The change in valuation allowance was an increase of $1,052,000 in 1999 and an increase of $383,000 in 1998.

(15) RELATED-PARTY TRANSACTIONS

     (a)  INTEREST EXPENSE - MEDIQ

          The Company incurred interest expense related to the note payable to MEDIQ of $0, $757,000, and $1,042,000 in 1999, 1998, and 1997,
          respectively.

     (b)  SERVICES AGREEMENT - MEDIQ

          From April 1, 1993 through September 30, 1996, the Company obtained certain legal, accounting, tax and risk management services from MEDIQ at prescribed rates pursuant to a services agreement. The service agreement terminated in 1996. Fees for such services, were $30,000 for fiscal 1997, and are included in general and administrative expenses.

(16) STOCK OPTIONS AND WARRANTS

     (a)  OPTIONS

          The Company has a Stock Option Plan (the Stock Option Plan) and a Stock Option Plan for Non-Employee Directors (the Directors' Stock Option Plan). Under the Stock Option Plan, up to 450,000 shares of the Company's common stock may be subject to stock options granted to officers and key employees of the Company. Under the Stock Option Plan for Non-Employee Directors there is no limitation of the Company's common stock that may be subject to stock options granted. Options vest at 20 percent each year and may not be granted for a term in


                                       43                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

          excess of ten years from the date of grant. On January 30, 1997, all outstanding options, which totaled 233,600, were re-priced at an exercise price of $.50. As of September 30, 1999, options to acquire 201,000 shares of stock were exercisable under the Stock Option Plan and options to acquire 16,000 shares of stock were exercisable under the Directors' Stock Option Plan. Exercise prices of stock options granted represent fair market value of the common stock at date of grant, or for the re-priced options, at January 30, 1997.

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


                                                                           YEARS ENDED SEPTEMBER 30,

                                                              1999                    1998                  1997
                                                           ----------             ------------        ------------
       Net income (loss):
             As reported                            $      (2,571,000)              7,996,000           (4,789,000)
             Pro forma                                     (2,607,000)              7,961,000           (4,808,000)

       Income (loss) per common share:
             As reported                                         (.72)                    2.26               (1.40)
             Pro forma                              $            (.74)                    2.25               (1.41)



          The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions generally used for grants in 1999, 1998 and 1997, respectively: dividend yield of 0 percent (all years); expected volatility 116.85, 126.51 and 132.79 percent; risk-free interest rate of 4.98, 5.66 and 6.46 percent; and expected lives of 3 years for options granted in 1999 and 8 years for options granted in 1998 and 1997.



                                       44                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997

          A summary of the status of the Company's stock options as of September 30, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:


                                               1999                                 1998                            1997
                                   ----------------------------        ----------------------------      ---------------------------
                                                      WEIGHTED                           WEIGHTED                          WEIGHTED
                                                      AVERAGE                            AVERAGE                           AVERAGE
                                                      EXERCISE                           EXERCISE                          EXERCISE
                                    SHARES             PRICE             SHARES           PRICE              SHARES         PRICE
                                 ----------        -----------         ----------     --------------       ----------      ---------
Outstanding at beginning
      of year                      382,200      $       0.76         $    359,400    $        0.72        $   259,600     $     3.28
Granted                            112,500              0.62               95,100             0.84            165,000           0.98
Exercised                               --                --              (24,800)            0.50             (3,000)          0.50
Forfeited                          (47,500)             0.79              (47,500)            0.74            (62,200)          1.48
                                 ----------        -----------         ----------     --------------       ----------      ---------

Outstanding at end of year         447,200              0.72              382,200             0.76            359,400           0.72
                                 ----------        -----------         ----------     --------------       ----------      ---------

Options exercisable at
      end of year                  217,000              0.65              181,900             0.59            176,400           0.50

Weighted-average fair value
      of options granted
      during the year        $        0.44                           $       0.79                         $      0.93
                                 ==========                            ==========                          ==========


The following table summarizes information about stock options outstanding at September 30, 1999:

                                        OPTIONS OUTSTANDING                                            OPTIONS EXERCISEABLE
          --------------------------------------------------------------------------------         -------------------------------
                                                        WEIGHTED-                WEIGHTED-                               WEIGHTED-
                                                         AVERAGE                  AVERAGE                                AVERAGE
               EXERCISE                                 REMAINING                EXERCISE                                EXERCISE
                PRICES               NUMBER         CONTRACTUAL LIFE               PRICE             NUMBER               PRICE
            -------------           -------         ----------------             ---------          --------            ----------
            $0.50 - $0.75           340,700               6.70                  $    0.57            174,800            $    0.52
            1.00  -  1.50           106,500               7.91                       1.23             42,200                 1.22
            -------------           -------         ----------------             ---------          --------            ----------

           $0.50 -  $1.75           447,200               7.01                  $    0.72            217,000            $    0.65
            =============           =======         ================             =========          ========            ==========


     (b)  WARRANTS

          On July 15, 1998, the Company issued warrants to purchase 300,000 shares of common stock at $.01 per share to HealthCare Financial Partners (HCFP), in exchange for HCFP granting the Company a $2,000,000 note payable used to fund the MEDIQ settlement (see note
          11). The warrants are immediately exercisable and will expire on July 15, 2003. This resulted in an expense of $128,000 that served to reduce the MEDIQ gain.

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



                                       45                            (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       September 30, 1999, 1998, and 1997



          On October 1, 1997, the Company issued warrants to purchase 90,000 shares of common stock at $1.51 per share to certain members of the Company's senior management and a certain Board member in exchange for personal guarantees on the $500,000 Bank of America line of credit (see note 11). In addition, for each month there was an outstanding balance on the line of credit, the Company issued additional warrants to purchase shares of common stock at $1.51 per share. As a result, during fiscal 1998, an additional 45,900 warrants were granted. All of the warrants are immediately exercisable and have no expiration period. No expense was attributed to these grants in fiscal 1998, as to the exercise price exceeded the stock's fair value on each date of grant.

          In June 1999, the Company increased the line of credit to $1,300,000. In exchange for guarantees and indemnifications by officers and directors as described in note 11, the Company repriced 175,600 warrants previously granted to these individuals from an exercise price of $1.51 per share to $.10 per share of the Company's stock. Expense totaling approximately $59,000 was recorded in 1999 for the reduction in warrant exercise price. The Company also granted these individuals a total of 249,000 warrants for shares of the Company's stock at $.10 per share. These warrants do not expire and are immediately exercisable. Expense totaling approximately $84,000 was recorded in 1999 for the issuance of these warrants.

          At September 30, 1999, the Company had a total of 869,700 warrants outstanding with exercise prices ranging from $0.01 to $0.50 and remaining lives ranging from 4 to 10 years.

(17) RETIREMENT PLAN

     The Company has a 401(k) plan (the Plan). Employees, who are age 21 or older, are eligible to join the Plan upon completion of six months of service. The Plan provides that the Company will make a matching contribution equal to $0.50 for each $1.00 contributed by a participant not to exceed 1.5 percent of a participant's compensation. The Company's matching contribution is made in cash to be used to purchase shares of common stock of the Company for the accounts of the participants. For the years ended September 30, 1999, 1998, and 1997, the Company's contributions were $29,000, $44,000, and $38,000, respectively.

(18) FOURTH-QUARTER RESULTS (UNAUDITED)

     The Company experienced net income of approximately $116,000 in the fourth quarter of 1999 as a result of increased revenues from Correctional Services contracts, reduction in operating expenses and general and administrative expenses from the wind down of operations sold in Extended Care Services.

                                                                     SCHEDULE II

                      MHM SERVICES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                 Years ended September 30, 1999, 1998, and 1997

                                                BALANCE AT            CHARGED TO                           BALANCE AT
                                               BEGINNING OF           COSTS AND                               END
                                                  PERIOD               EXPENSES         DEDUCTIONS         OF PERIOD
                                              ----------------      --------------    --------------    ---------------
Year ended September 30, 1999:
  Allowance for doubtful accounts            $    4,438,000             898,000         4,999,000           337,000

Year ended September 30, 1998:
  Allowance for doubtful accounts            $    5,514,000           3,326,000         4,402,000     *   4,438,000

Year ended September 30, 1997:
  Allowance for doubtful accounts            $    4,404,000           3,467,000         2,357,000         5,514,000
                                              ================      ==============    ==============    ===============

* Approximately $650,000 of the 1998 deduction is related to the sale of Mountain Crest receivables in the sale described in note 4.

ITEM 10. DIRECTORS AND EXCUTIVE OFFICERS OF THE REGISTRANT.

NAME                             AGE        POSITIONS WITH THE COMPANY
----                             ----       --------------------------
Michael S. Pinkert                58        President, Chief Executive Officer and
                                            Director

John L. Silverman (1)             58        Director

William P. Ferretti (1)(2)        56        Director

Michael F. Sandler (1)(2)         54        Director

Jacob A. Shipon(3)                60        Director

Steven H. Wheeler                 37        Executive Vice President - Operations and Director

Cleveland E. Slade                44        Vice President and Chief Financial Officer

Robert W. May                     39        Vice President - Development

(1)    Member of the Compensation and Stock Option Committee
(2)    Member of the Audit Committee
(3)    Became a Director February 1999

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

     John L. Silverman became a Director of the Company in February 1998. Mr. Silverman is currently an independent consultant to the healthcare industry. For the past three years, he served as the Chief Executive Officer of AsiaCare, Inc., a southeast Asian healthcare investment company. From 1990 to August 1997, he was the Vice President and Chief Financial Officer of Chi Systems, Inc., a healthcare consulting company. Mr. Silverman is currently a Director of Integrated Health Services, Inc. and Superior Consultant Holding Corporation and several private companies.

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

     Michael F. Sandler has been a Director of the Company since August 1998. Mr. Sandler is President and Chief Exexutive Officer of VeriText L.L.C., a court reporting firm. Previously, Mr. Sandler held the position Senior Vice President-Finance and Chief Executive Officer and was on the Board of Directors of MEDIQ, Inc. From 1986 to 1993 the Company had been a wholly owned subsidiary of MEDIQ. Mr. Sandler previously served the Company as a Director from August 1993 until January 1997.

     Dr. Jacob A Shipon, a family physician for over 30 years, became a Director of the Company in February 1999. Dr. Shipon was formerly Vice Chairman of MEDIQ, Inc.

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

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following table sets forth certain information regarding compensation paid during each of the last three fiscal years to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers whose annual compensation exceeded $100,000 in fiscal 1999 (collectively "Named Executive Officers")

                                                                                  (2)               (1)
                                                          ANNUAL              LONG TERM
NAME AND                                              COMPENSATION $         COMPENSATION       ALL OTHER

          PRINCIPAL POSITION               YEAR    SALARY        BONUS      STOCK OPTIONS     COMPENSATION $
          ------------------               ----    ------        -----      --------------    -------------
MICHAEL S. PINKERT                         1999   150,000                       368,966           7,478
     President & CEO                       1998   237,000                                         16,927
                                           1997   253,293                        60,000           18,493

STEVEN H. WHEELER                          1999   115,000                        30,000           7,200
     Executive VP of                       1998   121,687                        10,000           8,937
     Operations & Director                 1997   124,202                        30,000           7,422


CLEVELAND E. SLADE                         1999   110,000                        30,000           7,200
     Vice President & CFO                  1998
                                           1997

ROBERT W. MAY                              1999    90,000         42,605         30,000
     VP of Development                     1998
                                           1997

     1. Amounts reported represent the total of automobile allowances and Company contributions to the 401(k) plan.
     2. Amounts reported include compensation associated with warrants issued to these employees in return for their line of credit guarantee (See
          Item 13 - Certain relationships and related Transactions)

Compensation of Directors

     Directors who are employees of the Company receive no additional compensation for their services as Directors or as members of committees of the Board of Directors. Non-employee Directors receive an annual Director's fee of $10,000 for their services in such capacities. In 1993 the Company adopted a Stock Option Plan for Non-Employee Directors. All options granted under this plan vest 20% at date of grant with the remaining 80% vesting ratably over four years. Options granted expire ten years from the date of original grant. Mr. Ferretti was granted 12,500 options when he became a Director in August 1996. Mr. Silverman was granted 12,500 options when he became a Director in February 1998, Mr. Sandler was granted 12,500 options when he became a Director in August 1998 and Dr. Shipon was granted 12,500 options when he became a Director in February 1999.

Stock Options Granted

     The following table summarizes stock options granted during fiscal 1999 to the Company's Named Executive Officers.

                                                                                                  Potential Realizable
                                                                                                    Value at Assumed
                                                                                                 Annual Rates of Stock
                                 Individual Grants                                               Price Appreciation for
                                                                                                     Option Term (1)
------------------------------------------------------------------------------------   ----------------------------------
                                         Percent of Total          Exercise
                                          Options Granted          or Base
                           Options        to Employees in           Price          Expiration
Name                     Granted (2)        Fiscal Year           ($/Share)           Date            5%        10%
----                     -----------        -----------           ---------           ----           ---       ----

Steven H. Wheeler          30,000                   30.0%             $0.62         04/07/09       $12,000     $30,000
Robert W. May              30,000                   30.0%             $0.62         04/07/09       $12,000     $30,000
Cleveland E. Slade         30,000                   30.0%             $0.62         04/07/09       $12,000     $30,000

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

Aggregated Option and Fiscal Year-End Option Value Table

          The following sets forth information concerning the September 30, 1999 value of the exercisable and unexercisable options held by each of the Named Executive Officers. No stock options were exercised during fiscal 1999 by any of the Named Executive Officers.

                                                                                                Value of Unexercised
                                                            Total Number of                     In-The-Money Options
                                                          Unexercised Options                        At Year End
                         Shares
                        Acquired        Value
                       On Exercise    Realized     Exercisable         Unexercisable       Exercisable           Unexercisable
Michael Pinkert             -             -              110,800              31,200            -                      -
Steven  Wheeler             -             -               22,000              58,000            -                      -
Robert May                  -             -                9,800              49,200            -                      -
Robert  May                 -             -                4,000              46,000            -                      -

The value of the unexercised in-the-money options does not reflect executory costs or the impact of federal or state income taxes and may be impacted by subsequent changes in the market price of the Company's stock.

Board Compensation Committee Report on Executive Compensation

     Historically, the Company's Board of Directors, through the advice of its Compensation Committee, has determined compensation arrangements for the Company's executive officers by reference to a survey of compensation trends by position among hospital management companies. An independent management compensation consultant prepared this survey. For the fiscal year ended September 30, 1999, the Compensation Committee did not actively meet since the Company was without resources to pay substantial bonuses and the performance of the Company would not give merit to any bonus under the Incentive Compensation Program the Company has employed.

     This program rewards the Company's executive officers based upon the Committee's subjective determination concerning individual performance and the Company's achievement of its internal financial objectives. Executive officers become entitled to receive a percentage of the bonus potential based upon the percentage achievement of the Company's internal projected operating profit. Bonuses to be paid, if any, are determined based upon the amount by which the Company exceeds its projected operating profit and the allocation of a bonus pool among the plan participants. The bonus pool is based upon the amount by which the Company exceeds its projected operating profit, and can range from 25% to 100% of the amount over the Company's projected operating profit. Allocation factors include salary levels and individual performance evaluations. Through this plan, a significant portion of each executive officer's annual total compensation is placed at risk in order to provide an incentive toward sustained high performance

     In addition, it has been the policy of the Committee to utilize stock options to provide a link between compensation and the market performance of the Company's stock, and to focus attention of management on the enhancement of shareholder value. As a general rule the options are subject to ratable vesting over a five-year period.

     During fiscal 1999 the Company awarded options for 30,000 shares to Steven
H. Wheeler, and options for 30,000 shares to Cleveland E. Slade for their respective achievements in improving operations. Robert May was awarded bonuses totaling approximately $43,000, and options for 30,000 shares for his role in securing the subcontract with Prison Health Services, Inc., the State of Georgia's Medicaid contract, and the contract with the State of Georgia's Department of Juvenile Justice.

STOCK PERFORMANCE CHART

     The following chart compares the cumulative total shareholder return on the Company's Common Stock for fiscal years 1994 through 1999 with the S&P 600 (small cap companies) and an index of peer companies selected by the Company, consisting of: Vencor Inc., Comprehensive Care Corp., Magellan Health Services, Inc. (formerly Charter Medical Corp.), PMR Corporation and Ramsay Health Care, Inc.

    Comparison of 60 month Cumulative Total Return* Among MHM Services Inc.
                     the S&P 600 Value Index and Peer Group

                                        Cumulative Total Return
                      -----------------------------------------------------------
                        9/94       9/95      9/96      9/97      9/98      9/99
MHM SERVICES, INC.       100        126        26        48        40        15
PEER GROUP               100         99       116       153        37        23
S & P SMALLCAP 600       100        126       146       199       169       198

                COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
            AMONG MHM SERVICES, INC., THE S & P SMALLCAP 600 INDEX
                               AND A PEER GROUP



* $100 INVESTED ON 9/30/94 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.
  FISCAL YEAR ENDING SEPTEMBER 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of November 30, 1999, the beneficial ownership of shares of the Company's Common Stock par value $.01 per share by each person known to the Company to be the owner of in excess of five percent of the Company's outstanding shares of common stock, each director of the Company, each Named Executive Officer and by all directors and officers of the Company as a group.

                                        Name                        Number of                                   % of Class
                                                                    Shares(1)                              Outstanding (2)
         Michael S. Pinkert                                           719,960  (4) (5)                               15.9%
         Michael J. Rotko                                             537,811                                        11.9%
         Jacob & Judith Shipon                                        499,097  (3)                                   11.0%
         Bernard Korman                                               234,319  (3)                                    5.2%
         William P. Ferretti                                          165,484  (4)                                    3.7%
         Steven H. Wheeler                                             24,710  (4) (5)                                   *
         John L. Silverman                                             40,572  (4)                                       *
         Robert W. May                                                 10,200  (4)                                       *
         Carla M. Skolnick                                              2,320  (4)                                       *
         Michael Sandler                                                5,000  (4)                                       *
         Cleveland E. Slade                                             4,000  (4)                                       *
         HealthCare Financial Partners                                300,000  (6)                                    6.6%
         All Executive Officer and Directors as a Group             1,471,343                                        32.5%

        *    Represents less than one percent

        (1) Except as otherwise indicated below, all shares are expected to be beneficially owned, and sole investment and voting power is expected to be held, by the person named.
        (2) All percentages are rounded to the nearest tenth, and are based upon the number of shares outstanding, including, as appropriate, the shares referred to in the notes below.
        (3) In May 1999, 892,742 of the Company's shares originally held in the Bernard B Rotko Trust for Bessie G. Rotko, who is the lifetime income beneficiary of the trust, was distributed equally to Michael J. Rotko and Judith M. Shipon who have voting and investment power with respect to transferred shares held.
        (4) Includes options exercisable currently or within the next 60 days, following September 30, 1999, including Mr. Pinkert - 110,800, Dr. Shipon - 2,500, Mr. Ferretti - 3,623, Mr. Wheeler - 22,000, Mr. Silverman - 5,000, Mr. May - 9,800, Mrs. Skolnick - 2,300, Mr. Sandler - 5,000 and Mr. Slade - 4,000. Includes warrants exercisable currently or within the next 60 days, following September 30, 1999, including Mr. Pinkert - 368,966, Dr. Shipon - 35,572, Mr. Ferretti - 70,698 and Mr. Silverman - 35,572.
        (5)  Includes shares held in retirement accounts
        (6) Represents warrants issued to HealthCare Financial Partners as additional consideration for the $2,000,000 loan the Company used as a part of the MEDIQ settlement. The address of HealthCare Financial Partners is 2 Wisconsin Circle, 4th Floor, Chevy Chase, MD 20815.

Beneficial Ownership Reporting Compliance

     To the best of the Company's knowledge, all Directors and Executive Officers timely filed all forms required by Section 16(a)

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 1997, the Company obtained an unsecured $500,000 line of credit from Bank of America (formerly NationsBank). This line of credit was required in order to meet the cash demands of the Company, and there were no other reasonable sources for financing. Michael S. Pinkert personally guaranteed and collateralized the line of credit. William P. Ferretti and Lee Calligaro, former Vice President and General counsel of the Company personally guaranteed the payment of the line of credit to NationsBank up to $100,000 each. In consideration of the risks assumed in connection with the guarantee and indemnification, the Company granted 90,000 warrants to purchase common stock of the Company at a price of $1.51 per share. The warrants were issued as follows, Mr. Pinkert - 54,000 shares, Mr. Ferretti and Calligaro 18,000 shares each. In addition, warrants were granted each month subsequently as a result of the outstanding balance on the loan. Additional warrants granted through May 31, 1999 prior to the refinancing on the line of credit, were Mr. Pinkert - 51,394, Mr. Ferretti and Mr. Calligaro 17,126 each.

     In June 1999, the Company renegotiated the line of credit to a maximum borrowing capacity of $1,300,000. Mr. Pinkert personally guaranteed this new line of credit. For his guaranty, the Company granted 90,000 warrants to purchase stock of the Company at $.10 per share. William P. Ferretti, John Silverman, Jacob Shipon, and Lee Calligaro have indemnified Mr. Pinkert on his guarantee to the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a prorata basis according to their individual indemnification, a total of 99,000 warrants to purchase stock of the Company at $.10 per share. As a fee to the guarantor and indemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations are outstanding, warrants for the number of shares as are equal in value (at a price of $.10 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued. Also, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and indemnitors of the original line of credit of $500,000, who earned warrants of 105,394, 35,126, and 35,126, respectively, during the period that this obligation was outstanding, were granted a reduction in their warrant exercise purchase price to $.10 per share to purchase Company stock with previously earned warrants. Additional warrants granted through September 30, 1999, were Mr. Pinkert - 28,572, Mr. Ferretti - 8,572, Mr. Silverman - 8,572, Dr. Shipon - 8,572 and Mr. Calligaro 5,716 each. .

     In funding the MEDIQ settlement, the Company secured a loan for $2,000,000 from its principal lender HealthCare Financial Partners in July 1998. The loan from HealthCare Financial

Partners had a six-month term and an interest rate of prime plus 2.6% above the Eurodollar rate. As a condition of granting the loan, HealthCare Financial Partners required Michael S. Pinkert to guarantee $800,000 of the $2,000,000 loan. For his guaranty, the Company granted Mr. Pinkert ten year warrants for 145,000 share of stock exercisable at $.50 per share.

     The total warrants outstanding at September 30, 1999 were 869,700.

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statement Schedules are set forth on pages 22 to 26 of this report
     (b)  Reports on Form 8-K
            The Company filed a report on Form 8-K on March 16, 1999, announcing the sale of certain assets of its Extended Care Services Subsidiary.
     (c) Exhibits are listed in the Exhibit Index which is on page 62 of this Form 10-K and which is incorporated by reference herein.

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

4.2 Common Stock Purchase Warrant Agreement between the Company and Health Care Financial Partners, Inc. dated July 15, 1998
                 (4)

4.3 Registration Rights Agreement between the Company and Health Care Financial Partners, Inc. dated July 15, 1998 (4)

4.4              Registration Rights Agreement between the Company and Michael
                 S. Pinkert dated July 15, 1998

4.5 Common Stock Purchase Warrant Agreement between the Company and Michael S. Pinkert dated July 15, 1998 (4)

4.6 Credit, Security, and Guarantee Agreement between the Company and Michael S. Pinkert, William P. Ferretti, Jacob S. Shipon, M.D, John L. Silverman, and Lee Calligaro dated July 8, 1999.

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

10.5             Amendment to 1993 Stock Option Plan (6)

10.7             Contract with Tennessee Department of Corrections (8)

10.8            Consent to Assignment of Contract with Tennessee Department of
                Corrections (8)

10.9            Contract with Georgia Department of Corrections (8)

10.10           Asset Purchase agreement by and between Paradigm Health
                Services, Inc. and MHM Extended Care Services, Inc. (10)

10.11           Interim Management Agreement by and between Paradigm Health
                Services, Inc. and MHM Extended Care Services, Inc. (10)

10.12           Assets Purchase Agreement by and among Arbour Elder Services,
                Inc., d/b/a Arbour Seniorcare and MHM Extended Care Services,
                Inc. and MHM Services, Inc. (10)

10.13           Assets Purchase Agreement by and between BHG of Pennsylvania,
                LLC and MHM Extended Care Services, Inc. (10)

1.14            Interim Management Agreement by and between BHG of
                Pennsylvania, LLC and MHM Extended Care Services, Inc. (10)

10.15           Term Promissory Note of BHG of Pennsylvania, LLC, issued to MHM
                Extended Care Services, Inc. (10)

10.16           Guaranty Agreement be and among Integrated health Options, LLC,
                BHG, Inc. and Illiana Behavioral management, Inc., for the benefit of MHM Extended Care Services, Inc. (10)

21              Subsidiaries of MHM Services, Inc. (9)

23              Consents of KPMG LLP  (9)

27              Financial Data Schedule (9)

----------------
(1)    Incorporated by reference to the Registrant's Form 8-K/A dated May 15,
       1996
(2) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1995
(3)    Incorporated by reference to the Registrant's Form 10 filed August 13,
       1993
(4) Incorporated by reference to the Registrant's Form 10-Q for the quarter ended June 30, 1998
(5) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1993
(6) Incorporated by reference to the Registrant's 1996 Annual Meeting Proxy Statement
(7) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1996
(8) Incorporated by reference to the Registrant's Form 10-K for the fiscal year ended September 30, 1997
(9)    Filed herewith
(10)   Incorporated by reference to the Registrant's Form 8-K/A dated March 16,
       1999

7.1 SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated December 29, 1999            MHM Services, Inc.


                                   By:  /s/ MICHAEL S. PINKERT
                                        -----------------------------------
                                        Michael S. Pinkert
                                        President, Chief Executive Officer
                                        and Director

                                        /s/ STEVEN H. WHEELER
                                        ---------------------------------
                                        Steven H. Wheeler
                                        Executive Vice President - Operations
                                        and Director

                                        /s/ CLEVELAND E. SLADE
                                        ---------------------------------
                                        Cleveland E. Slade
                                        Vice President - Finance and
                                        Chief Financial Officer

                                        /s/ JOHN L. SILVERMAN
                                        ---------------------------------
                                        John L. Silverman
                                        Director

                                        /s/ WILLIAM P. FERRETTI
                                        ---------------------------------
                                        William P. Ferretti
                                        Director

                                        /s/ MICHAEL F. SANDLER
                                        ---------------------------------
                                        Michael F. Sandler
                                        Director

                                        /s/ DR. JACOB SHIPON
                                        ---------------------------------
                                        Dr. Jacob Shipon
                                        Director