Form 10-Q
period 1999-12-31
MHM SERVICES INC
filed 2000-02-14
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: DECEMBER 31, 1999
                        Commission File Number: 1-12238

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X    No
                                             ---

As of February 14, 1999, there were 3,788,225 shares of Common Stock, par value $.01 per share, outstanding.

                      MHM SERVICES, INC., AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                       PAGE
                                                                                      NUMBER

PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations-
                  Three Months Ended December 31, 1999 and 1998 (Unaudited)              4

                  Condensed Consolidated Balance Sheets
                  December 31, 1999 (Unaudited) and September 30, 1999                   5

                  Condensed Consolidated Statements of Cash Flows
                  Three Months Ended December 31, 1999 and 1998 (Unaudited)              6

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                                 7-11

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                          11-15

PART II.          OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDING                                                       15

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                        16

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                      16

         ITEM 5.  OTHER INFORMATION                                                      16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       16

                      MHM SERVICES, INC., AND SUBSIDIARIES
                         QUARTER ENDED DECEMBER 31, 1999

PART I.                    FINANCIAL INFORMATION

                  ITEM 1.                   FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                    THREE MONTHS ENDED DECEMBER 31,
                                                                            ---------------------------------------------
                                                                                    1999                     1998
                                                                            --------------------     --------------------
Net patient service revenue                                                     $        67,000           $    2,219,000
Premium revenue                                                                       4,617,000                3,650,000
                                                                            --------------------     --------------------
Net revenues                                                                          4,684,000                5,869,000

Costs and expenses
         Operating                                                                    3,524,000                4,535,000
         General and administrative                                                     932,000                1,217,000
         Provision for bad debts                                                         75,000                  723,000
         Depreciation and amortization                                                   23,000                  117,000
Other (credits) charges
         Interest expense                                                                36,000                  172,000
         Gain on sales of extended care division assets                                     -                   (238,000)
         Loss on disposal of assets                                                       5,000                      -
         Other                                                                          (81,000)                  (3,000)
                                                                            --------------------     --------------------

Income (loss) before income tax                                                         170,000                 (654,000)

Income tax expense                                                                       14,000                   19,000
                                                                            --------------------     --------------------

Net income (loss)                                                               $       156,000          $      (673,000)
                                                                            ====================     ====================

Earnings (loss) per share
         -basic                                                                 $          0.04          $         (0.19)
                                                                            ====================     ====================

         -diluted                                                               $          0.03          $         (0.19)
                                                                            ====================     ====================

Weighted average shares outstanding                                                   3,788,000                3,538,000
                                                                            --------------------     --------------------

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 (UNAUDITED)
                                                                              DECEMBER 31, 1999              SEPTEMBER 30, 1999

          Assets
Current assets:
          Cash and cash equivalents                                                $     19,000                 $          6,000
          Accounts receivable, net                                                    1,158,000                        1,094,000
          Prepaid expenses                                                              212,000                          284,000
          Estimated third party settlements                                              61,000                           61,000
          Other current assets                                                          264,000                          269,000
                                                                              ------------------            ---------------------
                   Total current assets                                               1,714,000                        1,714,000

Property and equipment, net                                                             119,000                          142,000
Restricted cash                                                                         275,000                          275,000
Other assets                                                                            148,000                          151,000
                                                                              ------------------            ---------------------

                                                                                   $  2,256,000                 $      2,282,000
                                                                              ==================            =====================

          Liabilities and Stockholders' Deficit
Current Liabilities
          Cash overdrafts                                                          $       -                    $         24,000
          Accounts payable                                                              458,000                          768,000
          Accrued payroll and related expenses                                          860,000                          607,000
          Estimated third party payor settlements                                       685,000                          784,000
          Other accrued expenses                                                        988,000                        1,085,000
          Notes payable                                                                 106,000                          187,000
          Line of credit                                                              1,300,000                        1,000,000
          Current maturities of long term debt                                          118,000                          275,000
                                                                              ------------------            ---------------------
                   Total current liabilities                                          4,515,000                        4,730,000


Long term debt                                                                            2,000                            5,000


Stockholders' deficit                                                                (2,261,000)                      (2,453,000)
                                                                              ------------------            ---------------------

                                                                                   $  2,256,000                 $      2,282,000
                                                                              ==================            =====================


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                        THREE MONTHS ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                         1999                    1998
                                                                                 ---------------------    -------------------

Cash flows from operating activities
------------------------------------
Net income (loss)                                                                   $         156,000        $      (673,000)

Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities                                                 (213,000)               683,000
                                                                                 ---------------------    -------------------
Net cash (used in) provided by operating activities                                           (57,000)                10,000

Cash flows from investing activities
------------------------------------
Proceeds from sales of extended care division assets                                              -                  850,000
Capital expenditures                                                                           (5,000)                   -
Restricted cash                                                                                   -                  (84,000)
Collections on note receivable                                                                 40,000                    -
Other                                                                                             -                 (135,000)
                                                                                 ---------------------    -------------------
Net cash provided by investing activities                                                      35,000                631,000

Cash flows from financing activities
------------------------------------
Borrowings                                                                                    300,000              2,151,000
Debt repayments                                                                              (241,000)            (2,151,000)
Change in cash overdrafts                                                                     (24,000)                   -
                                                                                 ---------------------    -------------------
Net cash provided by financing activities                                                      35,000                    -

Increase in cash and cash equivalents                                                          13,000                641,000

Cash and cash equivalents
           Beginning balance                                                                    6,000                 54,000
                                                                                 ---------------------    -------------------

           Ending balance                                                           $          19,000        $       695,000
                                                                                 =====================    ===================

Supplemental disclosure of cash flow information
           Interest paid                                                            $          38,000        $       169,000
           Income taxes paid                                                                   71,000                    -
                                                                                 =====================    ===================

Supplemental disclosure of non-cash investing and financing activities:

           Issuance of stock warrants-to obtain financing from
              Bank of America                                                       $          36,000                    -
           Note receivable from sale of extended care division assets                             -          $       170,000
                                                                                 =====================    ===================



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   CONDENSED CONSOLDIATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of December 31, 1999, the condensed consolidated statements of operations for the three-month periods ended December 31, 1999 and 1998, and condensed consolidated statements of cash flows for the three-month periods ended December 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of December 31, 1999, and for all periods presented, have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a stockholders' deficit of $2,261,000 and a working capital deficit of $2,801,000 as of December 31, 1999. The Company's subsidiary MHM Extended Care Services had a stockholders' deficit of $6,802,000 and a working capital deficit of $956,000 at December 31, 1999. Substantially all of the assets of this subsidiary were sold in December 1998 and in August 1999, MHM Extended Care Services, Inc. filed a notice of intent to dissolve in Delaware as provided for by Sections 280 and 281 of the Delaware General Corporate Laws ("DGCL"). Under these sections, DGCL prescribes procedures by which the Company can satisfy its obligations to creditors of a dissolved Delaware corporation. Under guidance of Delaware counsel, the Company is in the process of following these procedures which are anticipated to result in the liquidation of the remaining assets of MHM Extended Care Services, Inc. and a satisfaction of all the liabilities of the subsidiary.

         As a result of the historical net losses, the Company has been experiencing difficulty generating sufficient cash flows from operations to meet its obligations and sustain its operations. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

         The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations of its subsidiaries operating units and through borrowed funds. As of December 31 1999, the Company has utilized $1,300,000 of a line of credit from Bank of America, which is the line's maximum borrowing capacity.

         The Company anticipates that it will continue to maintain its borrowing capacity under the $1,300,000 line of credit, although this cannot be assured. The line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. Therefore, the Company is currently seeking investment capital; however, there is no assurance that the Company will be successful. The Company further recognizes that it has exhausted its ability to obtain working capital from divesting certain parts of its operations. As the Company seeks to obtain additional contracts in its Correctional Services subsidiary, it will attempt to continue reducing its general and administrative expenses. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

         This report includes forward-looking statements based on management's current plans and expectations relating to becoming profitable in fiscal 2000, winning new Correctional Services contracts, the liquidation of the Extended Care Services subsidiary and satisfaction of its liabilities, the realization of future revenues under existing contracts, and maintaining existing borrowing facilities. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, that new Correctional Services contracts will not be secured, Delaware courts may not grant the Extended Care Services subsidiary dissolution, existing contracts will not continue, the Company will have adequate cash flow to continue to fund ongoing operations, and retire debt obligations as they become due, and risks associated with industry consolidation, acquisitions and competition.

NOTE 3.  DEBT

         In May 1999, the Company increased the line of credit with Bank of America from $500,000 to a maximum borrowing capacity of $1,300,000. The line of credit is payable by May 28, 2000 and bears interest at the Eurodollar rate plus
2.6 percent, per annum and carried a weighted average interest rate of 8.4% during the quarter ended December 31, 1999. Michael S. Pinkert, the Company's Chief Executive Officer, personally guaranteed the entire line of credit. For his guaranty, the Company granted 90,000 warrants to purchase stock of the Company at $.10 per share. William Ferretti, John Silverman, Jacob Shipon, directors of the Company, and Lee Calligaro, formerly the Company's Vice President and General Counsel, indemnified Mr. Pinkert on his guarantee to the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro-rata basis tied to the amount of their individual indemnification, a total of 99,000 warrants to purchase stock of the Company at $.10 per share. As a fee to the guarantor and indemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations are outstanding, warrants for the number of shares as are equal in value (at a price of $.10 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued. These warrants are prorated among Mr. Pinkert and the indemnitors based on the amount of the loan of which they have liability, which in Mr. Pinkert's case is net of the indemnifications. Also, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and indemnitors of the original line of credit of $500,000, who earned warrants of 105,394, 35,126, and 35,126, respectively, during the period that this obligation was outstanding, were granted a reduction in their warrant exercise purchase price to $.10 per share to purchase Company stock with previously earned warrants.

         In December 1999, the Company increased its draw on the line of credit to $1,300,000, its maximum borrowing capacity. Jacob Shipon personally guaranteed the line of credit in the amount of $500,000 and the indemnification obligations of Mr. Ferretti, Mr. Silverman, and Mr. Calligaro were terminated. As a part of Dr. Shipon's guarantee, Mr. Pinkert's personal guarantee was reduced to $800,000, and the Company granted Dr. Shipon 63,000 warrants to purchase stock of the Company at $.10 per share in consideration of his guarantee. As a fee to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, for each month during which the guarantees are outstanding, warrants for the number of shares as are equal in value (at a price of $.10 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued.

         Expenses totaling approximately $36,000 were recorded during the quarter ended December 31, 1999 for the issuance of all warrants related to guarantees and indeminfications of the Company's line of credit.

NOTE 4.  CONTINGENCIES

         On March 2, 1998, the Company was notified that a claim for refund of certain Medicare payments is being made against Supportive Counseling Centers
(SCC) to which Extended Care Services previously provided management services. The claim is being asserted by the Medicare fiscal intermediary (Transamerica) which was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursements paid to SCC prior to any involvement of the Company's subsidiary as well as during the period in which management services were provided to SCC. Transamerica has asserted no claim against the Company or its subsidiary, but on January 7, 2000, SCC asserted a claim for no specific amount against the Company for these matters. Based upon the Management Agreement between Extended Care Services and SCC, the Company does not believe that it has any liability with respect to the claims made against Extended Care Services by SCC. The Company believes it will ultimately prevail in these matters.

         On November 23, 1998, the Company received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), that MHM Counseling Services, through a clinic located in Taunton, Massachusetts, owned by MHM Extended Care Services, Inc., had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of MassPro's audit of payments made in 1997 to MHM Counseling Services for 25 Medicaid recipients which resulted in a claimed overpayment of $28,000, MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $215,000 which was reduced to $104,000 based on the Company's initial appeal of the audit's findings. On June 3, 1999, MHM Counseling Services received another notice from MassPro, that the counseling service clinic located in Cambridge, Massachusetts had failed to comply with certain regulations, rules, standards and statutes applicable to providers participating in the Massachusetts Medical Assistance Program. As a result of MassPro's audit of payments made in 1997 to MHM Counseling Services of 26 Medicaid recipients which resulted in a claimed overpayment of $22,000, MHM Counseling Services was requested to repay the Massachusetts Medical Assistance Program an extrapolated amount of approximately $1,019,000. The Company also has appealed this determination, but has not received a report of the results of this appeal.

         In reference to the above claims, it is the Company's position that extrapolating a sample rate from a review of a subset of certain professionals is not statistically valid when applied to a group of other professionals. Furthermore, the extrapolations were not based on statistically valid samples. Therefore, in the Company's view, extrapolation is not appropriate. Based upon the Company's review of claims audited by MassPro, the Company believes it will prevail in reducing the amount of repayment requested and is vigorously appealing the initial findings by MassPro. At December 31, 1999, the Company has reserved approximately $615,000 in the condensed consolidated financial statements. The Company believes this amount is sufficient to cover any potential settlements with MassPro.

         On July 14, 1999, the Company became aware that a notice of a post-payment review of claims processed in 1998 from the CIGNA HealthCare Medicare Administration (CIGNA), was sent to Psychiatric Specialty Group, the "Practice". MHM Extended Care Services Inc. managed the Practice in 1998. The notice indicated that there were certain deficiencies in the medical records of fifteen beneficiaries' records reviewed and indicated an overpayment of $4,100. As a result of the initial audit, CIGNA has informed the Company that it intends to perform a second audit of medical records for claims paid during calendar year 1998, however CIGNA has not begun this process. Regardless of the outcome of the second audit, the Practice is required to repay the overpayment of $4,100 identified in the initial audit after the second audit has been performed and such repayment has been reserved in the Company's condensed consolidated financial statements at December 31, 1999. The Company believes this amount is sufficient to cover any potential settlement with CIGNA.

         In the event the dissolution procedures, initiated in the State of Delaware, are successful, the contingent liabilities discussed above will be satisfied as part of such procedures.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion addresses the financial condition of the Company as of December 31, 1999 and the Company's results of operation for the three-month period then ended compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 10-20) for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-K

GENERAL

         Historically, the Company has provided on-site behavioral health services through its subsidiaries MHM Correctional Services, Inc. (Correctional Services) and MHM Extended Care Services, Inc. (Extended Care Services). The Company has also provided inpatient psychiatric services through its Hospital Division and its subsidiary MHM of Colorado, Inc. The Company made significant changes in its operations over the past several years, including the divesting of all of the Company's seven freestanding behavioral healthcare facilities. The Company formed Correctional Services in 1997 and in the fourth quarter of 1997 Correctional Services secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida Correctional Systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility. During fiscal year 1998, the Company made the determination to focus its strategic growth efforts on Correctional Services. As a result, the Company sold most of the operations of Extended Care Services, which had been operating unprofitably, by the first quarter of fiscal year 1999. The sole remaining operation of Extended Care Services had been a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. Extended Care Services had been providing these services for the state since 1994 under a contract that expired on June 30, 1997. In April 1999, in a competitive bid process, a new one-year contract was awarded, with three successive options to renew this contract for additional terms up to one fiscal year each. Due to the Company's decision to shutdown the Extended Care Services subsidiary, the new contract was bid by Correctional Services effective May 1, 1999. In July 1999, Correctional Services was awarded a one-year contract to provide professional clinical staffing to the state of Georgia's Department of Juvenile Justice on a fee for services basis.

         Consistent with its strategy of focusing on the correctional services market, the Company sold two freestanding facilities, Mountain Crest, an inpatient psychiatric facility, in the third quarter of 1998, and Oakview, an inpatient substance abuse facility, (which the Company initially sold in 1996 and which was later reacquired by the Company by foreclosure), in March 1999. With the sale of the Mountain Crest and Oakview facilities, the Company no longer owns or operates any inpatient facilities. Collectively, the sale of the Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities is hereafter called "the Divestiture."

         For the three-month period ended December 31, 1999, the Company recognized net income before income taxes of $170,000. With the sale of the unprofitable operations of its Extended Care Services subsidiary, beginning October 1, 1999, the Company expects that its remaining operations will be profitable but it recognizes the level of profits may be insufficient to cover all of the Company's general and administrative expenses. Therefore, continuing operations will remain dependent upon the Company securing additional contracts in the Company's Correctional Services subsidiary and obtaining additional working capital. No assurance can be provided that the Company will be successful in securing additional contracts or obtaining additional working capital. See "Liquidity." The report of the Company's independent auditors on the Company's audited consolidated financial statements for the fiscal year ended September 30, 1999, includes an explanatory paragraph which states that the Company's current financial condition raises substantial doubt as to the Company's ability to continue as a going concern.

FINANCIAL POSITION - DECEMBER 31, 1999 COMPARED TO SEPTEMBER 30, 1999

         The Company's stockholders' deficit decreased to $ 2,261,000 at December 31, 1999 from $2,453,000 at September 30, 1999. Net income of $156,000 for the three months ended December 31, 1999 was the primary factor which reduced the Company's stockholder's deficit. Total current assets were $1,714,000 at December 31, 1999 and at September 30, 1999. Noncurrent assets were $542,000 at December 31, 1999 as compared to $568,000 at September 30, 1999. The decrease is primarily attributable to the depreciation of fixed assets during the quarter. Total current liabilities were $4,515,000 at December 31, 1999 as compared to $4,730,000 at September 30, 1999. As a result of the first quarter operations, the Company was able to reduce its current liabilities by $215,000.

         As presented in the accompanying condensed consolidated statement of cash flows, the Company's cash balance increased from $6,000 at September 30, 1999 to $19,000 at December 31, 1999. The Company has a deficit in working capital at December 31, 1999 of $2,801,000, which represents a reduction of $215,000 from the deficit at September 30, 1999 of $3,016,000.

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

         Net revenues for the first quarter ended December 31, 1999 were $4,684,000, a decrease of 20% as compared to $5,869,000 for the first quarter ended December 31, 1998. The decrease is attributable to the "Divestiture". Revenues from existing operations were $4,684,000 for the quarter ended December 31, 1999 as compared to $3,650,000 for the quarter ended December 31, 1998. The increase in revenues over prior year's quarter by approximately 28% is attributed to the Broward County and Georgia Juvenile Justice contracts added to Correctional Services in 1999. The divested operations generated revenues of $2,219,000 for the first quarter ended December 31, 1998.

         Operating expenses for the quarter ended December 31, 1999 were $3,524,000, or 75% of net revenues, as compared to $4,535,000, or 77 % of net revenues for the quarter ended December 31, 1998. As a result of the "Divestiture", operating expenses decreased by 22%. Operating expenses from existing operations increased by 20% over prior year's quarter from continuing operations due primarily to the additions of Broward County and Georgia Juvenile Justice contracts. The divested operations had operating expenses of $1,599,000 in the quarter ended December 31, 1998.

         General and administrative expenses for the quarter ended December 31, 1999 were $932,000, or 20% of net revenues as compared to $1,217,000, or 21% of net revenues for the quarter ended December 31, 1998. Again as a result of the "Divestiture", general and administrative expenses decreased 23% from the prior year. The Correctional Services subsidiary had general and administrative expenses of $363,000 for the quarter ended December 31, 1999 as compared to $238,000 for the first quarter ended December 31, 1998 due to an increase in support staff to support the new contracts obtained in 1999. Corporate general and administrative expenses were $567,000 for the quarter ended December 31, 1999 as compared to $551,000 for the quarter ended December 31, 1998. The divested operations had general and administrative expenses of $2,000 from the wind down of operations for the quarter ended December 31, 1999 as compared to $428,000 for the quarter ended December 31, 1998.

         The provision for bad debts for the quarter ended December 31, 1999 decreased to $75,000 as compared to $723,000 for quarter ended December 31, 1998. The Divestiture of certain operations in the third quarter of 1998 and first quarter of 1999 has shifted the Company from having a significant amount of it revenues on a fee-for service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. The 1998 bad debt provision related primarily to the estimated net realizable value of receivables generated in Extended Care Services and reserves on receivables remaining after the sale of the freestanding facilities. The decrease in the bad debt provision in 1999 reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and substantially all Extended Care Services assets.

         Depreciation and amortization expenses were $23,000 for the quarter ended December 31, 1999 as compared to $117,000 for the quarter ended December 31, 1998.

The decrease is attributed to a reduction in depreciable fixed assets as a result of the "Divestiture".

         Interest expense for the quarter ended December 31, 1999 was $36,000 as compared to $172,000 for the quarter December 31, 1998. Interest expense at December 31, 1998 was primarily from the Company's line of credit and short-term loan in the amount of $2,450,000 with Healthcare Financial Partners which were subsequently paid during the second and third quarters of fiscal year 1999.

         During the first quarter ended December 31, 1998, the Company divested all but one of its remaining Extended Care Services operating units from which it recognized a gain on sale of $238,000.

         The Company disposed of certain fixed assets deemed obsolete during the quarter ended December 31, 1999 that resulted in a loss on disposal of $5,000.

         The Company recognized other income of $81,000 in the quarter ended December 31, 1999. Other income was primarily the result of the Company collecting $77,000 in accounts receivable previously reserved as uncollectible as a result of the sale of its Extended Care Services operating units and Hospital division. Interest income on invested cash balances was $4,000 as of the quarter ended December 31, 1999 as compared to $3,000 for the quarter ended December 31, 1998.

         As a result of the foregoing, the Company recognized a net income of $156,000 for the quarter ended December 31, 1999, compared to a net loss of $673,000 for the quarter ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations of its subsidiary operating units and through borrowed funds. The Company had utilized a revolving credit facility for its Extended Care Services subsidiary, which was repaid from collections of accounts receivable remaining from the divested operating units during the second quarter of 1999. In addition, as of December 31 1999, the Company has utilized all credit available under a $1,300,000 line of credit from Bank of America guaranteed by a Director and the Chief Executive Officer of the Company. Management of the Company has filed for a corporate dissolution under Delaware law of the Extended Care Services subsidiary in order to obtain a discharge of the subsidiary's external debt totaling $972,000 at December 31, 1999.

         The Company anticipates that it will continue to maintain its borrowing capacity under the $1,300,000 line of credit although this cannot be assured. The line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. The Company further recognizes that it has exhausted its ability to obtain working capital from divesting certain parts of its operations. As the Company seeks to obtain additional contracts in its Correctional Services subsidiary, it will attempt to continue reducing its general and administrative expenses as a percentage of net revenues. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

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

         The subsidiary has instituted dissolution proceedings under the General Corporation Law of the State of Delaware in part to resolve all of its outstanding liabilities. The Company has been advised that if it complies with the statutory requirements for these proceedings, its liabilities, fixed and contingent, will be satisfied, even absent of full payment to its creditors. Final dissolution requires approval by the Delaware Court of Chancery. The Company expects to submit a plan of dissolution to the court during the fourth quarter of fiscal year 2000. Therefore, the Company is of the opinion that the potential for litigation resulting from these liabilities is remote.

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

                  27.1 Financial Data Schedule

b)                Reports on Form 8-K

                  Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 14, 1999                           MHM Services, Inc.




                                                  /s/ CLEVELAND E. SLADE
                                                  Vice President and Chief
                                                  Financial Officer