Form 10-Q
period 2000-03-31
MHM SERVICES INC
filed 2000-05-15
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended: MARCH 31, 2000  Commission File Number:  1-12238


                               MHM SERVICES, INC.
             (Exact name of Registrant as specified in its charter)




            DELAWARE                                        52-1223048
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


8605 WESTWOOD CENTER DRIVE, SUITE 400, VIENNA, VIRGINIA                 22182
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code:  (703) 749-4600

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

As of May 15, 2000, there were 7,287 shares of Common Stock, par value $.01 per share, outstanding.

                       MHM SERVICES, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2000



                                    INDEX

                                                                                                  PAGE
                                                                                                 NUMBER


PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        Condensed Consolidated Statements of Operations-
                        Three and Six Months Ended March 31, 2000 and 1999 (Unaudited)             4

                        Condensed Consolidated Balance Sheets-
                        March 31, 2000 (Unaudited) and September 30, 1999                          5

                        Condensed Consolidated Statements of Cash Flows-
                        Six Months Ended March 31, 2000 and 1999 (Unaudited)                       6

                        Notes to Condensed Consolidated Financial
                        Statements (Unaudited)                                                     7-12

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             12-18


PART II.    OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDING                                                          18

            ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                                 19

            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                           19

            ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                         19

            ITEM 5.     OTHER INFORMATION                                                         19

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                          19

                       MHM SERVICES, INC. AND SUBSIDIARIES
                          QUARTER ENDED MARCH 31, 2000





PART I. FINANCIAL INFORMATION


        ITEM 1. FINANCIAL STATEMENTS

                              MHM SERVICES, INC.
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                                   THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,
                                                                   ----------------------------   ----------------------------
                                                                       2000           1999            2000           1999
                                                                    -----------    -----------     -----------    -----------
Net patient service revenue                                         $   153,000    $   357,000     $   220,000    $ 2,576,000
Net contract revenues                                                 4,586,000      3,575,000       9,203,000      7,225,000
                                                                    -----------    -----------     -----------    -----------
Net revenues                                                          4,739,000      3,932,000       9,423,000      9,801,000


Costs and expenses
            Operating                                                 3,669,000      3,420,000       7,193,000      7,570,000
            General and administrative                                  912,000      1,344,000       1,844,000      2,945,000
            Provision for bad debts                                      29,000        393,000         104,000      1,116,000
            Depreciation and amortization                                25,000         55,000          48,000        172,000
Other (credits) charges
            Interest expense                                             36,000         79,000          72,000        251,000
            Gain on sale of repossessed property                              -       (299,000)              -       (299,000)
            Gain on sales of extended care division assets                    -        (63,000)              -       (301,000)
            Loss on disposal of assets                                        -          1,000           5,000          1,000
            Other - principally cost report settlements on
              previously sold freestanding facilities                  (100,000)       497,000        (181,000)       494,000
                                                                    -----------    -----------     -----------    -----------

Income (loss) before income tax                                         168,000     (1,495,000)        338,000     (2,148,000)

Income tax (benefit) expense                                            (11,000)        16,000           3,000         35,000
                                                                    -----------    -----------     -----------    -----------

Net income (loss)                                                   $   179,000    $(1,511,000)    $   335,000    $(2,183,000)
                                                                    ===========    ===========     ===========    ===========

Earnings (loss) per share:
             -basic                                                 $     24.56    $   (222.43)    $     45.97    $   (321.36)
                                                                    ===========    ===========     ===========    ===========

             -diluted                                               $     20.14    $   (222.43)    $     37.35    $   (321.36)
                                                                    ===========    ===========     ===========    ===========


Weighted average shares outstanding:
           -basic                                                         7,287          6,793           7,287          6,793
                                                                    ===========    ===========     ===========    ===========

           -diluted                                                       8,889          6,793           8,970          6,793
                                                                    ===========    ===========     ===========    ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                         (UNAUDITED)
                                                                        MARCH 31, 2000          SEPTEMBER 30, 1999
              Assets
Current assets:
              Cash and cash equivalents                                $          98,000        $             6,000
              Accounts receivable, net                                         1,040,000                  1,094,000
              Prepaid expenses                                                   186,000                    284,000
              Estimated third party settlements                                  150,000                     61,000
              Other current assets                                               192,000                    269,000
                                                                      -------------------      ---------------------
                          Total current assets                                 1,666,000                  1,714,000

Property and equipment, net                                                      105,000                    142,000
Restricted cash                                                                  275,000                    275,000
Other assets                                                                     151,000                    151,000
                                                                      -------------------      ---------------------

                                                                       $       2,197,000        $         2,282,000
                                                                      ===================      =====================

              Liabilities and Stockholders' Deficit
Current Liabilities
              Cash overdrafts                                          $               -        $            24,000
              Accounts payable                                                   458,000                    768,000
              Accrued payroll and related expenses                               707,000                    607,000
              Estimated third party payor settlements                            630,000                    784,000
              Other accrued expenses                                           1,112,000                  1,085,000
              Notes payable                                                       49,000                    187,000
              Line of credit                                                   1,300,000                  1,000,000
              Current maturities of long term debt                                75,000                    275,000
                                                                      -------------------      ---------------------
                          Total current liabilities                            4,331,000                  4,730,000



Long term debt                                                                         -                      5,000

Stockholders' deficit                                                         (2,134,000)                (2,453,000)
                                                                      -------------------      ---------------------

                                                                       $       2,197,000        $         2,282,000
                                                                      ===================      =====================




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED MARCH 31,
                                                                                          --------------------------
                                                                                          2000                  1999
                                                                                   -----------------     -----------------
Cash flows from operating activities
------------------------------------
Net income (loss)                                                                  $         335,000     $      (2,183,000)

Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities                                                (200,000)            2,077,000
                                                                                   -----------------     -----------------
Net cash provided by (used in) operating activities                                          135,000              (106,000)


Cash flows from investing activities
------------------------------------
Proceeds from sale of repossessed property                                                         -             1,470,000
Proceeds from sales of extended care division assets                                               -               870,000
Capital expenditures                                                                         (16,000)              (13,000)
Restricted cash                                                                                    -               334,000
Collections on note receivable                                                                40,000                     -
Other                                                                                              -                (4,000)
                                                                                   -----------------     -----------------
Net cash provided by investing activities                                                     24,000             2,657,000


Cash flows from financing activities
------------------------------------
Borrowings                                                                                   300,000             2,924,000
Debt repayments                                                                             (343,000)           (5,197,000)
Change in cash overdrafts                                                                    (24,000)                    -
                                                                                   -----------------     -----------------
Net cash used in financing activities                                                        (67,000)           (2,273,000)


Increase in cash and cash equivalents                                                         92,000               278,000


Cash and cash equivalents
               Beginning balance                                                               6,000                54,000
                                                                                   -----------------     -----------------

               Ending balance                                                      $          98,000     $         332,000
                                                                                   =================     =================

Supplemental disclosure of cash flow information
               Interest paid                                                       $          77,000     $         251,000
               Income taxes paid                                                              78,000                     -
                                                                                   =================     =================

Supplemental disclosure of non-cash investing and financing activities:

               Issuance of stock warrants-to obtain financing from
                  Bank of America                                                  $          86,000                     -
               Note receivable from sale of extended care division assets                          -     $         150,000
                                                                                   =================     =================




            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      MHM Services, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                March 31, 2000

NOTE 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three and six-month periods ended March 31, 2000 and 1999, and condensed consolidated statements of cash flows for the six-month period ended March 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 2000, and for all periods presented, have been made. Certain reclassifications of 1999 balances have been made to conform to the 2000 consolidated financial statement presentation.

            Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.     LIQUIDITY

            The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a stockholders' deficit of $2,134,000 and a working capital deficit of $2,665,000 as of March 31, 2000. The Company's subsidiary MHM Extended Care Services had a stockholders' deficit of $6,731,000 and a working capital deficit of $832,000 at March 31, 2000. Substantially all of the assets of this subsidiary were sold in December 1998, and in August 1999, MHM Extended Care Services, Inc. filed a notice of its intent to dissolve in Delaware as provided for by Sections 280 and 281 of the Delaware General Corporate Laws ("DGCL"). Under these sections, DGCL prescribes procedures by which the Company can satisfy its obligations to creditors of a dissolved Delaware corporation. Under guidance of Delaware counsel, the Company is in the process of following these procedures, which are anticipated to result in the liquidation of the remaining assets of MHM Extended Care Services, Inc. and a satisfaction of all the liabilities of the subsidiary.

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

            The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations of its subsidiaries operating units and through borrowed funds. As of March 31, 2000, the Company has utilized $1,300,000 of a line of credit from Bank of America, which is the line's maximum borrowing capacity.

            The Company anticipates that it will continue to maintain its borrowing capacity under the $1,300,000 line of credit, although this cannot be assured. The line of credit alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that to sustain its operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to the Company's cash flow. Therefore, the Company is currently seeking investment capital. The Company further recognizes that it has exhausted its ability to obtain working capital from divesting certain parts of its operations. As the Company seeks to obtain additional contracts in its Correctional Services subsidiary, it will attempt to continue reducing its general and administrative expenses as a percentage of its operating revenues. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.


NOTE 3.     DEBT

            In May 1999, the Company increased the line of credit with Bank of America from $500,000 to a maximum borrowing capacity of $1,300,000. The line of credit is payable by May 28, 2000 and bears interest at the Eurodollar rate plus
2.6 percent, per annum and carried a weighted average interest rate of 8.5% during the six-month period ended March 31, 2000. Michael S. Pinkert, the Company's Chief Executive Officer, personally guaranteed the entire line of credit. For his guaranty, the Company granted 180 warrants to purchase stock of the Company at $50 per share. William Ferretti, John Silverman, Jacob Shipon, directors of the Company, and Lee Calligaro, formerly the Company's Vice President and General Counsel, indemnified Mr. Pinkert on his guarantee to the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro-rata basis tied to the amount of their individual indemnification, a total of 198 warrants to purchase stock of the Company at $50 per share. As a fee to the guarantor and indemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations are outstanding, warrants for the number of shares as are equal in value (at a price of $50 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued. These warrants are prorated between Mr. Pinkert and the indemnitors based on the amount of the loan of which they have liability, which in Mr. Pinkert's case is net of the indemnifications. Also, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and indemnitors of the original line of credit of $500,000, who earned warrants of 210, 70, and 70, respectively, during the period that this obligation was outstanding, were granted a reduction in their warrant exercise purchase price to $50 per share to purchase Company stock with previously earned warrants.

            In December 1999, the Company increased its draw on the line of credit to $1,300,000, its maximum borrowing capacity. Jacob Shipon personally guaranteed the line of credit in the amount of $500,000 and the indemnification obligations of Mr. Ferretti, Mr. Silverman, and Mr. Calligaro were terminated. As a part of Dr. Shipon's guarantee, Mr. Pinkert's personal guarantee was reduced to $800,000, and the Company granted Dr. Shipon 126 warrants to purchase stock of the Company at $50 per share in consideration of his guarantee. As a fee to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, for each month during which the guarantees are outstanding, warrants for the number of shares as are equal in value (at a price of $50 per share) to one and one-half percent of the average loan balance which is outstanding during the month will be issued.

            Expenses totaling approximately $49,000 have been recorded for the six-month period ended March 31, 2000 for the issuance of all warrants related to guarantees and indemnifications of the Company's line of credit.

            As of March 31, 2000, the note payable to Mentor of $47,000 is in default for nonpayment of principal due to the dissolution of Extended Care Services and therefore is classified as a current liability in the condensed consolidated balance sheets.

NOTE 4.     REVERSE STOCK SPLIT

            The Board of Directors has approved a plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split was March 21, 2000. The Company will purchase all fractional shares resulting from this transaction based on a pre-stock fair market value of $.45 per share. This value was determined through a third party valuation that the Company secured. The Company has accrued approximately $65,000 for purchase of fractional shares as of March 31, 2000. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to effect this 500 to 1 reverse stock split. As of March 31, 2000, 15,000,000 shares of common stock are authorized and 7,287 shares are issued and outstanding.

NOTE 5.     CONTINGENCIES

            A subsidiary of the Company, Extended Care Services, Inc. ("ECS") has become aware of claims for refunds of Medicare and Medicaid reimbursement paid in connection with the delivery of mental health services to nursing home patients by two professional corporations to which ECS provided management services and two clinics operated by ECS directly. Each of these matters is discussed in greater detail below. Except as to the clinics operated directly by ECS, the refund claims have not been asserted against ECS but only against the professional corporations. Nevertheless, as discussed below, principals of the professional corporations have claimed to be entitled to be indemnified both as to the amounts of any refunds and the cost of appealing refund determinations. ECS believes such claims are lacking in merit. ECS also anticipates that provision will be made for these claims in the dissolution proceedings in which ECS is involved in Delaware, and that any liability therefore would be limited to a pro rata share of the current assets of ECS. Because the Company does not consider that it has any liability with regard to these matters, it has not recorded any reserves with respect to them. However, certain reserves taken by ECS, as described below, are recorded in the condensed consolidated financial statements of the Company and its subsidiaries as of March 31, 2000.

Supportive Counseling Centers, P.C.
On March 2, 1998, ECS was notified that a claim for refund of certain Medicare payments is being made against Supportive Counseling Centers (SCC), a professional corporation to which ECS previously provided management services. Performance by ECS under the Management Agreement was guaranteed by the Company. The claim is being asserted by the Medicare fiscal intermediary (Transamerica) which was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursements paid to SCC prior to any involvement by ECS as well as during the period in which management services were provided to SCC by ECS. Transamerica has asserted no claim against ECS or the Company. However, on January 7, 2000, in connection with the dissolution procedures of ECS, SCC and one of its shareholders, Murray Firestone, asserted a claim against ECS seeking indemnification from ECS for any refunds payable by SCC and any legal costs incurred by SCC related to the claim. SCC and Dr. Firestone did not identify any specific amount against ECS. Dr. Firestone also has informed representatives of the Company that he asserts that the Company as well as ECS is liable for such indemnification. The Company does not believe that ECS or the Company have any liability with respect to these claims by SCC or Dr. Firestone. However, in order to avoid a dispute with SCC or its shareholders, the Company is discussing the possibility that it participate in defense of these claims, including possible contributions to the cost of appealing the Transamerica determinations. The Company believes it will ultimately prevail in these matters.

MHM Counseling Services
On November 23, 1998, ECS received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), the fiscal agent for the Massachusetts Medical Assistance Program (the "Program"). In the notice, MassPro claimed there had been an overpayment to ECS of $28,000 by the Program with respect to services provided through the clinic which ECS operated in Taunton, Massachusetts under the name "MHM Counseling Services." This claim was based upon MassPro's audit of payments made in 1997 on behalf of 25 Medicaid recipients at the Taunton clinic. MassPro also performed an extrapolation from these 25 patients, and on the basis of this extrapolation requested that ECS repay an additional amount of approximately $215,000 as alleged overpayments with respect to other clinic patients treated during the period. This amount subsequently was reduced to $104,000 based on ECS's appeal of the audit findings, which the Company has accrued as of March 31, 2000.

            On June 3, 1999, ECS received a similar notice from MassPro, concerning the clinic operated by ECS in Cambridge, Massachusetts. MassPro claimed that in 1997 ECS had been overpaid by the Massachusetts Medical Assistance Program in the amount of $22,000 for services related to 26 Medicaid recipients. Based on an extrapolation from these 26 patients, Mass Pro asserted that during 1997 ECS had been overpaid by the Massachusetts Medical Assistance Program in the amount of approximately $1,019,000. ECS also has appealed this determination, but has not received a report of the results of this appeal.

            In reference to the above claims, it is the position of ECS that extrapolating from a review of a subset of certain professionals or certain treatment is not statistically valid when applied to a group of other professionals or other treatments. Furthermore, the extrapolations were not based on statistically valid samples. Therefore, in ECS's view, the extrapolation is not appropriate. Based upon ECS's review of claims audited by MassPro, ECS believes it will prevail in reducing the amount of repayment requested and is vigorously appealing the initial findings by MassPro. At March 31, 2000, ECS has reserved approximately $615,000 for these claims that appear in the condensed consolidated financial statements. The Company believes this amount is sufficient to cover any potential settlements by ECS with MassPro.

Psychiatric Specialty Group, P.C.
On July 14, 1999, ECS became aware that Psychiatric Specialty Group (the "Practice") had received a notice from the CIGNA HealthCare Medicare Administration (CIGNA) concerning post-payment review of Medicare payments paid to the Practice in 1998. ECS provided management services to the Practice in 1998. CIGNA was the Medicare fiscal intermediary which processed the Practice's Medicare claims. The notice asserted that as a result of certain alleged deficiencies in the medical records of fifteen beneficiaries' records, the Practice had received approximately $4,100 in Medicare overpayments during the year. As a result of this initial audit, CIGNA has informed the Practice that it intends to perform a second audit of medical records for claims paid during calendar year 1998. ECS has not been notified on the commencement of the second audit. On March 8, 2000, the Practice filed suit against ECS in the Delaware state court asserting that it is entitled to indemnification by ECS for any refunds ultimately made as well as for the costs of defending against such claims. No claim has been asserted against the Company, and the Company and ECS believe there is no merit to the claim against ECS by the Practice. ECS has reserved $4,100 for this claim as of March 31, 2000, which Management believes is sufficient to cover any potential settlement with CIGNA.

            In the event the dissolution procedures initiated in the State of Delaware are successful, the contingent liabilities discussed above will be satisfied as part of such procedures.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

            This report includes forward-looking statements based on management's current plans and expectations relating to becoming profitable in fiscal 2000, winning new Correctional Services contracts, the liquidation of the Extended Care Services subsidiary and satisfaction of its liabilities, the realization of future revenues under existing contracts, and maintaining existing borrowing facilities. Such statements involve risks and uncertainties which may cause actual future activities and results of operations to be materially different from that suggested in this report, including, among others, that new Correctional Services contracts will not be secured, Delaware courts may not grant the Extended Care Services subsidiary dissolution, existing contracts will not continue, MHM will have adequate cash flow to continue to fund ongoing operations and retire debt obligations as they become due, and risks associated with industry consolidation, acquisitions and competition.

            The following discussion addresses the financial condition of MHM Services, Inc. and Subsidiaries (MHM) as of March 31, 2000 and the results of operations for the three and six-month period then ended compared with the same period last year. This discussion should be read in conjunction with Management's Discussion and Analysis section (pages 10-20) for the fiscal year ended September 30, 1999 included in MHM's Annual Report on Form 10-K.


GENERAL

            Historically, MHM has provided on-site behavioral health services through our subsidiaries MHM Correctional Services, Inc. (Correctional Services) and MHM Extended Care Services, Inc. (Extended Care Services). MHM has also provided inpatient psychiatric services through our Hospital Division and our subsidiary MHM of Colorado, Inc. MHM made significant changes in our operations over the past several years, including the divesting of all of our seven freestanding behavioral healthcare facilities. MHM formed Correctional Services in 1997 and in the fourth quarter of 1997 Correctional Services secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida Correctional Systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility. During fiscal year 1998, MHM made the determination to focus our strategic growth efforts on Correctional Services. As a result, MHM sold most of the operations of Extended Care Services, which had been operating unprofitably, by the first quarter of fiscal year 1999. The sole remaining operation of Extended Care Services had been a capitated contract to provide services to Medicaid beneficiaries residing in Georgia nursing homes. Extended Care Services had been providing these services for the state since 1994 under a contract that expired on June 30, 1997. In April 1999, in a competitive bid process, a new one-year contract beginning July 1, 1999 was awarded, with three successive options to renew this contract for additional terms up to one fiscal year each. Due to our decision to shutdown Extended Care Services, the new contract was bid by Correctional Services effective May 1, 1999.

In July 1999, Correctional Services was awarded a one-year contract to provide professional clinical staffing to the state of Georgia's Department of Juvenile Justice on a fee for services basis. In February 2000, Correctional Services was awarded a three-year contract to provide medical and mental health services, and professional clinical staffing, to Career Systems Development Corporation at the Florida Department of Juvenile Justice's Marion Youth Development Center located in Ocala, Florida. This contract was awarded on a fee for services basis.

            Consistent with our strategy of focusing on the correctional services market, MHM sold two freestanding facilities, Mountain Crest, an inpatient psychiatric facility, in the third quarter of 1998, and Oakview, an inpatient substance abuse facility, (which MHM initially sold in 1996 and which was later reacquired by MHM by foreclosure), in March 1999. With the sale of the Mountain Crest and Oakview facilities, MHM no longer owns or operates any inpatient facilities. Collectively, the sale of the Extended Care Services operations and the sale of the Mountain Crest and Oakview facilities is hereafter called "the Divestiture."

            For the six-month period ended March 31, 2000, MHM recognized income before income taxes of $338,000. With the sale of the unprofitable operations of Extended Care Services, beginning October 1, 1999, MHM expects that our remaining operations will be profitable but we recognize the level of profits may be insufficient to cover all of our general and administrative expenses. Therefore, continuing operations will remain dependent upon MHM securing additional contracts in Correctional Services and obtaining additional working capital. No assurance can be provided that MHM will be successful in securing additional contracts or obtaining additional working capital. See "Liquidity." The report of our independent auditors on MHM's audited consolidated financial statements for the fiscal year ended September 30, 1999, includes an explanatory paragraph which states that MHM's current financial condition raises substantial doubt as to our ability to continue as a going concern.

FINANCIAL POSITION - MARCH 31, 2000 COMPARED TO SEPTEMBER 30, 1999

            MHM's stockholders' deficit decreased to $2,134,000 at March 31, 2000 from $2,453,000 at September 30, 1999. Net income of $335,000 for the six months ended March 31, 2000 was the primary factor that reduced the stockholders' deficit. Total current assets were $1,666,000 at March 31, 2000 as compared $1,714,000 at September 30, 1999. The reduction in current assets is primarily due to the amortization during the six-month period ended March 31, 2000 of certain prepaid assets as of September 30, 1999. Noncurrent assets were $531,000 at March 31, 2000 as compared to $568,000 at September 30, 1999. The decrease is primarily attributable to the depreciation of fixed assets during the six-month period ended March 31, 2000. Total current liabilities were $4,331,000 at March 31, 2000 as compared to $4,730,000 at September 30, 1999. As a result of the positive cash flow from operations during the six-month period ending March 31, 2000, we were able to reduce our current liabilities by $399,000.

            As presented in the accompanying condensed consolidated statements of cash flows, MHM's cash balance increased from $6,000 at September 30, 1999 to $98,000 at March 31, 2000. MHM has a deficit in working capital at March 31, 2000 of $2,665,000, which represents a reduction of $351,000 from the deficit in working capital at September 30, 1999 of $3,016,000.


SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

            Net revenues for the six-month period ended March 31, 2000 were $9,423,000, a decrease of 4% as compared to $9,801,000 for the six-month period ended March 31, 1999. The decrease is attributable to the sale of certain unprofitable operations of Extended Care Services in fiscal year 1999. Revenues from existing operations were $9,423,000 for the six-month period ended March 31, 2000 as compared to $7,303,000 for the six-month period ended March 31, 1999. The 29% increase in revenues over prior year's six-month period is attributed to new contracts added to Correctional Services in 1999. Extended Care Services generated revenues of $2,498,000 for the six-month period ended March 31, 1999.

            Operating expenses for the six-month period ended March 31, 2000 were $7,193,000, or 76% of net revenues, as compared to $7,570,000, or 77 % of net revenues for the six-month period ended March 31, 1999. As a result of the sale of the certain operating units of Extended Care Services, operating expenses decreased by 5%. Operating expenses from existing operations increased by 22% over prior year's six-month period due primarily to the additions of new contracts to Correctional Services in the third quarter of fiscal year 1999. Extended Care Services had operating expenses of $1,673,000 in the six-month period ended March 31, 1999.

            General and administrative expenses for the six-month period ended March 31, 2000 were $1,844,000, or 20% of net revenues as compared to $2,945,000, or 30% of net revenues for the six-month period ended March 31, 1999. As a result of the sale of certain operating units of Extended Care Services, general and administrative expenses decreased 37% from the prior year. Correctional Services had general and administrative expenses of $683,000 for the six-month period ended March 31, 2000 as compared to $277,000 for the six-month period ended March 31, 1999 due to an increase in support staff to support the new contracts obtained in 1999. Corporate general and administrative expenses were $1,150,000 for the six-month period ended March 31, 2000 as compared to $1,225,000 for the six-month period ended March 31, 1999. Extended Care Services had general and administrative expenses of $11,000 from the wind down of operations for the six-month period ended March 31, 2000 as compared to $1,485,000 for the six-month period ended March 31, 1999. From the divested assets, MHM realized administrative recoveries of $42,000 for the six-month period ended March 31, 1999.

            The provision for bad debts for the six-month period ended March 31, 2000 decreased to $104,000 as compared to $1,116,000 for six-month period ended March 31, 1999. The divestiture of Mountain Crest Hospital in the third quarter of fiscal year 1998 and the sale of certain operating units of Extended Care Services during the first quarter of 1999 has shifted MHM from having a significant amount of our revenues on a fee-for-service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. The 1999 bad debt provision related primarily to the estimated net realizable value of receivables generated by Extended Care Services and reserves on receivables remaining after the sale of our freestanding facilities. The decrease in the bad debt provision in 2000 reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and substantially all Extended Care Services assets.

            Depreciation and amortization expenses were $48,000 for the six-month period ended March 31, 2000 as compared to $172,000 for the six-month period ended March 31, 1999. The decrease is attributed to a reduction in depreciable fixed assets as a result of the sale of certain operating units of Extended Care Services.

            Interest expense for the six-month period ended March 31, 2000 was $72,000 as compared to $251,000 for the six-month period ended March 31, 1999. Interest expense as of March 31, 1999 was primarily from MHM's line of credit of $500,000 and short-term loan in the amount of $2,000,000 that was paid down to $210,000, at March 31, 1999.

            During the first quarter of the six-month period ended March 31, 1999, MHM divested all but one of our remaining Extended Care Services operating units from which we recognized a gain on sale of $301,000. Also, during the quarter ended March 31, 1999, MHM sold a hospital property that had previously been acquired in a foreclosure. The transaction resulted in the recording of a gain on sale of $299,000.

            MHM disposed of certain fixed assets deemed obsolete during the six-month period ended March 31, 2000 that resulted in a loss on disposal of $5,000. For the six-month period ended March 31, 1999, MHM disposed certain fixed assets, which resulted in a loss on disposal of $1,000.

            MHM recognized other income of $181,000 in the six-month period ended March 31, 2000. The sources of our other income were $91,000 for the settlement of prior year cost reports from a freestanding hospital that had been sold, $77,000 from the collections of accounts receivable previously reserved as uncollectible as a result of the sale of our Extended Care Services operating units and Hospital division, and $13,000 from interest income on invested cash balances. MHM recognized other expense of $494,000 in the six-month period ended March 31, 1999. During the six-month period ended March 31, 1999, MHM recognized an expense of $520,000 from the settlement of prior year cost reports from a freestanding hospital that had been sold which was offset by $26,000 of interest income on invested cash balances.

            As a result of the foregoing, MHM recognized net income of $335,000 for the six-month period ended March 31, 2000, compared to a net loss of $2,183,000 for the six-month period ended March 31, 1999.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

            Net revenues for the quarter ended March 31, 2000 were $4,739,000, which represented an increase of 21% over the quarter ended March 31, 1999, which reported net revenues of $3,932,000. The increase is attributable to the growth in revenues from Correctional Services. Revenues from existing operations were $4,739,000 for the quarter ended March 31, 2000 as compared to $3,653,000 for the quarter ended March 31, 1999. The 30% increase in revenues over prior year's quarter is primarily attributed to new contracts added to Correctional Services in the third quarter of fiscal year 1999. Extended Care Services generated revenues of $279,000 for the first quarter ended March 31, 1999.

            Operating expenses for the quarter ended March 31, 2000 were $3,669,000, or 77% of net revenues, as compared to $3,420,000, or 87 % of net revenues for the quarter ended March 31, 1999. Operating expenses from existing operations increased by 24% over prior year's quarter from continuing operations due primarily to the additions of the new contracts in Correctional Services during the third quarter of fiscal year 1999. Extended Care Services had operating expenses of $458,000 in the quarter ended March 31, 1999. As a result of the sale of certain operating units of Extended Care Services, and the growth in contracts of Correctional Services, operating expenses increased 7% in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999.

            General and administrative expenses for the quarter ended March 31, 2000 were $912,000, or 19% of net revenues as compared to $1,344,000, or 34% of net revenues for the quarter ended March 31, 1999. Again as a result of the sale of Extended Care Services, general and administrative expenses decreased 32% in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Correctional Services had general and administrative expenses of $320,000 for the quarter ended March 31, 2000 as compared to $39,000 for the quarter ended March 31, 1999 due to an increase in support staff to support the new contracts obtained in third and fourth quarter of 1999. Corporate general and administrative expenses were $583,000 for the quarter ended March 31, 2000 as compared to $675,000 for the quarter ended March 31, 1999. Extended Care Services had general and administrative expenses of $9,000 from the wind down of operations for the quarter ended March 31, 2000 as compared to $715,000 of general and administrative expenses for the quarter ended March 31, 1999. MHM realized $85,000 in general and administrative recoveries from our sale of freestanding hospitals during the quarter ended March 31, 1999.

            The provision for bad debts for the quarter ended March 31, 2000 decreased to $29,000 as compared to $393,000 for the quarter ended March 31, 1999. The sale of Mountain Crest Hospital in the third quarter of fiscal year 1998 and the divesture of certain operating units in Extended Care Services during first quarter of fiscal year 1999 has shifted MHM from having a significant amount of our revenues on a fee-for-service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. The 1999 bad debt provision related primarily to the estimated net realizable value of receivables generated in Extended Care Services and reserves on receivables remaining after the sale of our freestanding facilities. The decrease in the bad debt provision in 2000 reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and substantially all Extended Care Services assets.

            Depreciation and amortization expenses were $25,000 for the quarter ended March 31, 2000 as compared to $55,000 for the quarter ended March 31, 1999. The decrease is attributed to a reduction in depreciable fixed assets as a result of the sale of certain operating units of Extended Care Services.

            Interest expense for the quarter ended March 31, 2000 was $36,000 as compared to $79,000 for the quarter ended March 31, 1999. Interest expense at March 31, 1999 was primarily from MHM's line of credit of $500,000 and short-term loan in the amount of $2,000,000 that was paid down to $210,000 as of March 31, 1999.

            During the quarter ended March 31, 1999, MHM sold a hospital property, Oakview Treatment Center, which had previously been acquired in a foreclosure. The transaction resulted in the recording of a gain on sale of $299,000. Also, as a result of MHM divesting all but one of our remaining Extended Care Services operating units in the first quarter of fiscal year 1999, an additional gain on sale of $63,000 was recognized during the quarter ended March 31, 1999.

            MHM recognized other income of $100,000 in the quarter ended March 31, 2000 as compared to other expense of $497,000 for the quarter ended March 31, 1999. Other income from settlements of prior year cost reports of a freestanding hospital that had been sold was $89,000 for the quarter ended March 31, 2000 as compared to an expense of $520,000 for the quarter ended March 31, 1999. Other income from collections on accounts receivable from divested operations was $9,000 for the quarter ended March 31, 2000. Interest income on invested cash balances was $2,000 as of the quarter ended March 31, 2000 as compared to $23,000 for the quarter ended March 31, 1999.

            As a result of the foregoing, MHM recognized net income of $179,000 for the quarter ended March 31, 2000, compared to a net loss of $1,511,000 for the quarter ended March 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

            MHM has funded operating losses through a combination of the proceeds derived from the sale of certain operations of our subsidiary operating units and through borrowed funds. MHM had utilized a revolving credit facility for Extended Care Services, which was repaid from collections of accounts receivable remaining from the divested operating units during the second quarter of 1999. In addition, as of March 31,

2000, MHM has utilized all credit available under a $1,300,000 line of credit from Bank of America guaranteed by a Director and the Chief Executive Officer of MHM. Management of MHM has filed for a corporate dissolution under Delaware law for Extended Care Services in order to obtain a discharge of Extended Care Services' external debt totaling $931,000 at March 31, 2000.

            MHM anticipates that we will continue to maintain our borrowing capacity under the $1,300,000 line of credit although this cannot be assured. The line of credit alone, however, will not be sufficient to fund our working capital needs. MHM realizes that to sustain our operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to our cash flow. MHM further recognizes that we have exhausted our ability to obtain working capital from divesting certain parts of our operations. As we seek to obtain additional contracts in Correctional Services, we will attempt to continue reducing our general and administrative expenses as a percentage of net revenues. No assurance can be provided, however, that any of MHM's efforts to improve our current financial condition will be successful or that MHM will be able to continue in business.


PART II     OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

            MHM is, and may be in the future, a party to litigation arising in the ordinary course of our business. While we have no reason to believe that any pending litigation against MHM is material, there can be no assurances that our insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by insurance. Any material litigation, which is not covered by insurance, may have an adverse effect on our business. Claims against MHM, regardless of their merit, or outcome, may also have an adverse effect on our reputation and business. MHM knows of no new litigation, either pending or threatened, which is likely to have a material adverse effect on our consolidated financial statements.

            Extended Care Services has substantial claims asserted against it in favor of fiscal intermediaries under the Medicare and Medicaid programs. In some cases, the claims have been asserted against providers for whom Extended Care Services provided management services. Extended Care Services does not have assets sufficient to pay these claims; however, Extended Care Services has contested or has valid defenses to many of the claims.

            Extended Care Services has instituted dissolution proceedings under the General Corporation Law of the State of Delaware in part to resolve all of its outstanding liabilities. MHM has been advised that if it complies with the statutory requirements for these proceedings, its liabilities, fixed and contingent, will be satisfied, even absent of full payment to its creditors. Final dissolution requires approval by the Delaware Court of Chancery. MHM expects to submit a plan of dissolution to the court during the fourth quarter of fiscal year 2000. Therefore, MHM is of the opinion that the potential for litigation resulting from these liabilities is remote.


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

            The Board of Directors has approved a plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split is March 21, 2000. MHM will purchase all fractional shares resulting from this transaction based on a pre-stock fair market value of $.45 per share. This value was determined through a third party valuation that MHM secured. MHM has accrued approximately $65,000 for purchase of fractional shares as of March 31, 2000.


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

                  Form 8-K filed March 23, 2000

SIGNATURES

            Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 15, 2000                           MHM Services, Inc.




                                             /s/ CLEVELAND E. SLADE
                                             Vice President and Chief
                                             Financial Officer