Form 10-Q
period 2000-06-30
MHM SERVICES INC
filed 2000-08-09
CIK 910408

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                 -----------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: JUNE 30, 2000        Commission File Number:   1-12238


                               MHM SERVICES, INC.
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                                      52-1223048
(State or other jurisdiction of                                        (I.R.S. Employer
incorporation or organization)                                         Identification No.)


8605 WESTWOOD CENTER DRIVE, SUITE 400, VIENNA, VIRGINIA                     22182
(Address of principal executive offices)                                  (Zip Code)


Registrant's telephone number, including area code:  (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                             --

As of August 9, 2000, there were 7,287 shares of Common Stock, par value $.01 per share, outstanding.

                       MHM SERVICES, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                 PAGE
                                                                                                NUMBER

PART I.  FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Statements of Operations-
                  Three and Nine Months Ended June 30, 2000 and 1999 (Unaudited)                  4

                  Condensed Consolidated Balance Sheets-
                  June 30, 2000 (Unaudited) and September 30, 1999                                5

                  Condensed Consolidated Statements of Cash Flows-
                  Nine Months Ended June 30, 2000 and 1999 (Unaudited)                            6

                  Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                                          7-11

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                   11-18


PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                               19

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                                       20

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                 20

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                               20

         ITEM 5.  OTHER INFORMATION                                                               20

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                20

                       MHM SERVICES, INC. AND SUBSIDIARIES
                           QUARTER ENDED JUNE 30, 2000


PART I.                    FINANCIAL INFORMATION

            ITEM 1.        FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                              ----------------------------------
                                                                   2000               1999
                                                              --------------     ---------------
Net revenues
         Capitated revenues                                   $  4,769,000        $  4,391,000
         Net fee-for-service revenue                               277,000              60,000
                                                              ------------        ------------
                                                                 5,046,000           4,451,000


Costs and expenses:
         Operating                                               3,922,000           3,839,000
         General and administrative                              1,051,000           1,104,000
         Provision for bad debts                                   (36,000)            (63,000)
         Depreciation and amortization                              24,000              34,000
Other (credits) charges:
         Interest expense                                           39,000              23,000
         Gain on sale of repossessed property                            -                   -
         Gain on sales of extended care division assets                  -                   -
         Other-principally cost report settlements on
            previously sold freestanding facilities                (25,000)            (14,000)
                                                              ------------        ------------

Income (loss) before income tax                                     71,000            (472,000)

Income tax expense                                                  45,000              32,000
                                                              ------------        ------------

Net income (loss)                                             $     26,000        $   (504,000)
                                                              ============        ============

Earnings (loss) per share:
         -basic                                               $       3.57        $     (74.19)
                                                              ============        ============

         -diluted                                             $       3.02        $     (74.19)
                                                              ============        ============


Weighted average shares outstanding:
         -basic                                                      7,287               6,793
                                                              ============        ============


         -diluted                                                    8,610               6,793
                                                              ============        ============


                                                                  NINE MONTHS ENDED JUNE 30,
                                                              --------------------------------
                                                                   2000              1999
                                                              ---------------    -------------
Net revenues
         Capitated revenues                                   $ 13,972,000        $ 11,616,000
         Net fee-for-service revenue                               497,000           2,636,000
                                                              ------------        ------------
                                                                14,469,000          14,252,000


Costs and expenses:
         Operating                                              11,115,000          11,409,000
         General and administrative                              2,895,000           4,049,000
         Provision for bad debts                                    68,000           1,053,000
         Depreciation and amortization                              72,000             206,000
Other (credits) charges:
         Interest expense                                          111,000             274,000
         Gain on sale of repossessed property                            -            (299,000)
         Gain on sales of extended care division assets                  -            (301,000)
         Other-principally cost report settlements on
            previously sold freestanding facilities               (201,000)            481,000
                                                              ------------        ------------

Income (loss) before income tax                                    409,000          (2,620,000)

Income tax expense                                                  48,000              67,000
                                                              ------------        ------------

Net income (loss)                                             $    361,000        $ (2,687,000)
                                                              ============        ============

Earnings (loss) per share:
         -basic                                               $      49.54        $    (395.55)
                                                              ============        ============

         -diluted                                             $      40.25        $    (395.55)
                                                              ============        ============


Weighted average shares outstanding:
         -basic                                                      7,287               6,793
                                                              ============        ============


         -diluted                                                    8,970               6,793
                                                              ============        ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (UNAUDITED)
                                                                                           JUNE 30, 2000         SEPTEMBER 30, 1999
  Assets
Current assets:
  Cash and cash equivalents                                                                    $      6,000        $      6,000
  Accounts receivable, net                                                                        1,395,000           1,094,000
  Prepaid expenses                                                                                  117,000             284,000
  Estimated third party settlements                                                                 144,000              61,000
  Other current assets                                                                              191,000             269,000
           Total current assets                                                                ------------        ------------
                                                                                                  1,853,000           1,714,000

Property and equipment, net                                                                          94,000             142,000
Restricted cash                                                                                     275,000             275,000
Other assets                                                                                        106,000             151,000
                                                                                               ------------        ------------

                                                                                               $  2,328,000        $  2,282,000
                                                                                               ============        ============

  Liabilities and Stockholders' Deficit
Current Liabilities:
  Cash overdrafts                                                                              $     20,000        $     24,000
  Accounts payable                                                                                  491,000             768,000
  Accrued payroll and related expenses                                                              820,000             607,000
  Estimated third party payor settlements                                                           619,000             784,000
  Other accrued expenses                                                                          1,104,000           1,085,000
  Notes payable                                                                                           -             187,000
  Line of credit                                                                                          -           1,000,000
  Current maturities of long term debt                                                               71,000             275,000
           Total current liabilities                                                           ------------        ------------
                                                                                                  3,125,000           4,730,000


Long term debt                                                                                    1,300,000               5,000

Stockholders' deficit:
  Preferred stock ($.01 par value; authorized: 5,000,000; issued and outstanding:  none)                  -                   -
  Common stock ($.01 par value; authorized: 15,000,000; issued and outstanding:
         7,287 in 2000 and 1999)                                                                          -                   -
  Additional paid-in capital                                                                     42,220,000          42,225,000
  Accumulated deficit                                                                           (44,317,000)        (44,678,000)
                                                                                               ------------        ------------
          Stockholders' deficit                                                                 (2,097,000)         (2,453,000)

                                                                                               $  2,328,000        $  2,282,000
                                                                                               ============        ============


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               MHM SERVICES, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED JUNE 30,
                                                                                        ---------------------------------
                                                                                           2000                 1999
                                                                                        --------------    ---------------
Cash flows from operating activities
Net income (loss)                                                                        $   361,000        $(2,687,000)

Adjustments to reconcile net income (loss) to net cash
  (used in) provided by operating activities                                                (256,000)         2,120,000
                                                                                         -----------        -----------
Net cash provided by (used in) operating activities                                          105,000           (567,000)

Cash flows from investing activities
Proceeds from sale of repossessed property                                                         -          1,471,000
Proceeds from sales of extended care division assets                                               -            870,000
Proceeds from sale of other assets                                                            50,000                  -
Capital expenditures                                                                         (29,000)           (30,000)
Restricted cash                                                                                    -            351,000
Collections on note receivable                                                                40,000                  -
Other                                                                                              -             (4,000)
                                                                                         -----------        -----------
Net cash provided by investing activities                                                     61,000          2,658,000

Cash flows from financing activities
Borrowings                                                                                   300,000          3,514,000
Debt repayments                                                                             (396,000)        (5,492,000)
Cash payout for fractional share repurchase                                                  (66,000)                 -
Change in cash overdrafts                                                                     (4,000)                 -
                                                                                         -----------        -----------
Net cash used in financing activities                                                       (166,000)        (1,978,000)

Increase in cash and cash equivalents                                                              -            113,000

Cash and cash equivalents
         Beginning balance                                                                     6,000             54,000
                                                                                         -----------        -----------
         Ending balance                                                                  $     6,000        $   167,000
                                                                                         ===========        ===========

Supplemental disclosure of cash flow information:

         Interest paid                                                                   $   101,000        $   274,000
         Income taxes paid                                                                    82,000                  -
                                                                                         ===========        ===========

Supplemental disclosure of non-cash investing and financing activities:

         Issuance of stock warrants-to obtain financing guarantees
           from officers and directors                                                   $    61,000                  -
         Note receivable from sale of extended care division assets                                -        $   150,000
                                                                                         ===========        ===========





            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       MHM SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The condensed consolidated balance sheet as of June 30, 2000, condensed consolidated statements of operations for the three and nine-month periods ended June 30, 2000 and 1999, and condensed consolidated statements of cash flows for the nine-month period ended June 30, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of June 30, 2000, and for all periods presented, have been made. Certain reclassifications of 1999 balances have been made to conform to the 2000 condensed consolidated financial statement presentation.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2.  LIQUIDITY

         The accompanying condensed consolidated financial statements have been prepared on a going concern basis that contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company had a stockholders' deficit of $2,097,000 and a working capital deficit of $1,272,000 as of June 30, 2000. The Company's subsidiary MHM Extended Care Services had a stockholders' deficit of $6,763,000 and a working capital deficit of $864,000 at June 30, 2000. Substantially all of the assets of this subsidiary were sold in December 1998, and in August 1999, MHM Extended Care Services, Inc. filed a notice of its intent to dissolve in Delaware as provided for by Sections 280 and 281 of the Delaware General Corporate Laws ("DGCL"). Under these sections, DGCL prescribes procedures by which the Company can satisfy its obligations to creditors of a dissolved Delaware corporation. Under guidance of Delaware counsel, the Company is in the process of following these procedures, which are anticipated to result in the liquidation of the remaining assets of MHM Extended Care Services, Inc., a satisfaction of $946,000 of external liabilities of the subsidiary as of June 30, 2000, and a reduction in the Company's working capital deficit.

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

         The Company has funded its operating losses through a combination of the proceeds derived from the sale of certain operations and through borrowed funds. As of June 30, 2000, the Company has drawn down upon a $1,300,000 promissory note, with a revolving feature, from Bank of America, which has a maximum borrowing capacity of $1,800,000.

         The Company anticipates that it will continue to maintain its borrowing capacity under the $1,800,000 credit facility, although this cannot be assured. The credit facility alone, however, will not be sufficient to fund the Company's working capital needs. The Company realizes that obtaining additional working capital will be necessary to reduce its current working capital deficit. The Company recognizes that it has exhausted its ability to obtain working capital from divesting certain parts of its operations. Therefore, the Company is currently planning to raise approximately $2,358,000 in investment capital through the offering of additional shares of its common stock to its current stockholders. No assurance can be provided, however, that any of the Company's efforts to improve its current financial condition will be successful or that the Company will be able to continue in business.

NOTE 3.    DEBT

         Effective May 31, 2000, the Company converted its line of credit of $1,300,000 payable on May 31, 2000 to a promissory note due on May 31, 2002. Interest on the note is at the Eurodollar rate plus 2.6 percent per annum, (weighted-average interest rate of 8.7% during the nine month period ended June 30, 2000). The note has a revolving feature that allows the Company to borrow, repay and re-borrow up to the maximum aggregate amount. With no changes in the original terms, on July 13, 2000, the Company increased the borrowing capacity on the note to $1,800,000. Michael S. Pinkert, the Company's Chairman and Chief Executive Officer and Dr. Jacob Shipon, Director, have personally guaranteed this note in the amounts of $1,300,000 and $500,000, respectively. For their guarantees, the Company granted Mr. Pinkert 180 warrants, and Dr. Shipon 126 warrants to purchase stock of the Company at $50 per share. As a fee to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, for each month during which the guarantees are outstanding, warrants for the number of shares as are equal in value (at a price of $50 per share) to one and one-half percent of the average note balance which is outstanding during the month will be issued.

         Warrants totaling 459 have been issued and the Company has recorded financing costs totaling approximately $61,000 for the nine-month period ended June 30, 2000, related to guarantees and indemnifications of the Company's promissory note.

         As of June 30, 2000, the note payable to Mentor of $47,000 is in default for nonpayment of principal due to the dissolution of Extended Care Services and therefore is classified as a current liability in the condensed consolidated balance sheets. As a part of the MHM Extended Care Service dissolution process, the Company expects this debt will be liquidated.

NOTE 4.         REVERSE STOCK SPLIT

         The Board of Directors approved a plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split was March 21, 2000. The Company purchased all fractional shares resulting from this transaction based on a pre-split fair market value of $.45 per share, totaling approximately $66,000. This value was determined through a third party valuation that the Company secured. All share and per share amounts in the accompanying condensed consolidated financial statements have been retroactively restated to reflect the effect of the reverse stock split for all periods presented. The number of authorized shares and the par value of common stock were not affected by the reverse stock split. The Company had 3,788,000 shares of common stock outstanding and approximately 3,000 stockholders before the reverse stock stock split, and 7,287 shares of common stock outstanding and approximately 250 stockholders subsequent to the reverse stock split.


NOTE 5.         CONTINGENCIES

         A subsidiary of the Company, MHM Extended Care Services, Inc. ("ECS") has several contingent liabilities that are discussed below. In the event the dissolution procedures initiated in the State of Delaware are successful, these contingent liabilities will be satisfied as part of such procedures.

         ECS has become aware of claims for refunds of Medicare and Medicaid reimbursement paid in connection with the delivery of mental health services to nursing home patients by two professional corporations to which ECS provided management services and two clinics operated by ECS directly. Each of these matters is discussed in greater detail below. Except for the clinics operated directly by ECS, the refund claims have not been asserted against ECS but only against the professional corporations which ECS managed. Nevertheless, as discussed below, principals of the professional corporations have claimed to be entitled to be indemnified both as to the amounts of any refunds and the cost of appealing refund determinations. ECS believes such claims are lacking in merit.

         Reserves taken by ECS in the amount of $619,100, as described below, are recorded in the condensed consolidated financial statements of the Company and its subsidiaries as of June 30, 2000. ECS anticipates that provisions will be made for these claims in the dissolution proceedings in which ECS is involved in Delaware, and that any liability therefore would be limited to a pro rata share of the current assets of ECS. The Company plans to file a Plan of Dissolution with the Delaware Chancery Court, which would reverse these reserves. There is no assurance that the Delaware Chancery Court will approve the Company's Plan of Dissolution.

Supportive Counseling Centers, P.C.
On March 2, 1998, ECS was notified that a claim for refund of certain Medicare payments is being made against Supportive Counseling Centers (SCC), a professional corporation to which ECS previously provided management services. The Company guaranteed performance by ECS under the Management Agreement. The claim is being asserted by the Medicare fiscal intermediary (Transamerica), who was responsible for processing and paying SCC's claims for Medicare payments, and arises from post payment review by the fiscal intermediary. The claim, which seeks approximately $1,700,000 in refunds, relates to Medicare reimbursements paid to SCC prior to any involvement by ECS as well as during the period in which management services were provided to SCC by ECS. Transamerica has asserted no claim against ECS or the Company. However, on January 7, 2000, in connection with the dissolution procedures of ECS, SCC and one of its shareholders, Murray Firestone M.D, asserted a claim against ECS seeking indemnification from ECS for any refunds payable by SCC or Dr. Firestone and any legal costs incurred by SCC or him related to the claim. SCC and Dr. Firestone did not identify any specific amount in their claim against ECS. Dr. Firestone also has informed representatives of the Company that he asserts that the Company as well as ECS is liable for such indemnification. ECS rejected these claims by SCC filed in the dissolution proceedings and informed SCC and Dr. Firestone of the requirement that they file suit within the deadline specified in the dissolution statute in order to preserve any claim. No such suit has been filed and the deadline has expired. The Company does not believe that ECS or the Company has any liability with respect to these claims by SCC or Dr. Firestone. The Company has been informed that SCC is planning to file for bankruptcy and will be asking the fiscal agent and the Federal Health Care Financing Administration (the agency responsible for administering the Medicare Program) to write off the refund claim as uncollectible. In order to avoid a dispute with SCC or its shareholders, and in order to bring this matter to a close, the Company has agreed to cooperate in the filing of bankruptcy by SCC and the negotiations concerning write off of the claim, including providing funding for these efforts up to a maximum of $15,000. In so doing, the Company is not acknowledging any liability in the matter, and believes it will ultimately prevail were a claim made against it either as to these assertions of overpayment or as to indemnification of SCC and its principals.

MHM Counseling Services
On November 23, 1998, ECS received a notice from the Massachusetts Peer Review Organization, Inc. (MassPro), the fiscal agent for the Massachusetts Medical Assistance Program (the "Program"). In the notice, MassPro claimed there had been an overpayment to ECS of $28,000 by the Program with respect to services provided through the clinic, which ECS operated in Taunton, Massachusetts under the name "MHM Counseling Services." This claim was based upon MassPro's audit of payments made in 1997 on behalf of 25 Medicaid recipients at the Taunton clinic. MassPro also performed an extrapolation from these 25 patients, and on the basis of this extrapolation requested that ECS repay an additional amount of approximately $215,000 as alleged overpayments with respect to other clinic patients treated during the period. This amount subsequently was reduced to $104,000 based on ECS's appeal of the audit findings which the Company has accrued as of June 30, 2000.

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

In reference to the above claims, it is the position of ECS that extrapolating from a review of a subset of certain professionals or certain treatment is not statistically valid when applied to a group of other professionals or other treatments. Furthermore, the extrapolations were not based on statistically valid samples. Therefore, in ECS's view, the extrapolation is not appropriate. Based upon ECS's review of claims audited by MassPro, ECS believes it will prevail in reducing the amount of repayment requested and is vigorously appealing the initial findings by MassPro. At June 30, 2000, ECS has reserved approximately $615,000 for these claims in the condensed consolidated financial statements. The Company believes this amount is sufficient to cover any potential settlements by ECS with MassPro.

Psychiatric Specialty Group, P.C.
On July 14, 1999, ECS became aware that Psychiatric Specialty Group (the "Practice") had received a notice from the CIGNA HealthCare Medicare Administration (CIGNA) concerning post-payment review of Medicare payments paid to the Practice in 1998. ECS provided management services to the Practice in 1998. CIGNA was the Medicare fiscal intermediary, which processed the Practice's Medicare claims. The notice asserted that as a result of certain alleged deficiencies in the medical records of fifteen beneficiaries' records, the Practice had received approximately $4,100 in Medicare overpayments during the year. CIGNA informed the Practice that by extrapolating from this limited initial audit, it believed there may have been Medicare overpayments of as much as $528,000 to the Practice in calendar year 1998 which it requested be refunded. CIGNA further informed the Practice that if the Practice did not wish to accept this estimate, CIGNA would conduct a more detailed audit of claims paid during calendar year 1998. The Practice did not accept CIGNA's estimate; therefore, CIGNA has informed the Practice that it intends to perform a second audit of medical records for claims paid during calendar year 1998 and submit to the Practice any overpayment claims that may result. The Practice has not been informed that CIGNA has commenced such an audit, and neither ECS nor the Company have been informed that any formal request for Medicare refunds have been submitted to the Practice beyond the initital $4,100 claim. On March 8, 2000, the Practice filed suit against ECS in the Delaware state court asserting that it is entitled to indemnification by ECS for any refunds ultimately made as well as for the costs of defending against such claims. No claim has been asserted against the Company, and the Company and ECS believe there is no merit to the claim against ECS by the Practice. Although ECS believes neither it nor the Company have any liability in connection with these matters, as of June 30, 2000, ECS has reserved $4,100 for the only actual claim made by CIGNA to date. Management believes this reserve is sufficient to cover any potential settlement with CIGNA as to the claim.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "could", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to certain risks. Actual results could differ materially. We acknowledge our risks include, but are not limited to, winning new Correctional Services contracts, the liquidation of our wholly owned subsidiary MHM Extended Care Services and satisfaction of its liabilities, the realization of future revenues under existing contracts, and maintaining our existing borrowing facilities. Also, we acknowledge there are risks and uncertainties which may cause actual future activities and results of our operations to be materially different from that suggested in this report, including, among others, that new correctional service contracts will not be secured, Delaware courts may not grant the dissolution of MHM Extended Care Services, Inc., existing contracts will not continue, that we will not have adequate cash flow to continue to fund ongoing operations and retire debt obligations as they become due, and the on-going risk of industry consolidation, acquisitions and competition.

         The following discussion addresses the financial condition of MHM Services, Inc. and Subsidiaries as of June 30, 2000 and the results of operations for the three and nine-month periods then ended compared with the same period last year. Our discussion should be read in conjunction with the Management's Discussion and Analysis section (pages 10-20) for the fiscal year ended September 30, 1999 included in our Annual Report on Form 10-K.

GENERAL

         Historically, we have provided on-site behavioral health services through our subsidiaries MHM Correctional Services, Inc. ("Correctional Services") and MHM Extended Care Services, Inc. ("Extended Care Services"). We have also provided inpatient psychiatric services through our hospital division and our subsidiary MHM of Colorado, Inc. We have made significant changes in our operations over the past several years, including the divesting of all of our seven freestanding hospitals.

         We formed Correctional Services in 1997 and in the fourth quarter of 1997 that entity secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional systems. In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services to the Broward County, Florida correctional system as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility. During fiscal year 1998, we made a determination to focus our strategic growth efforts on Correctional Services. As a result, we sold most of the operations of Extended Care Services, which had been operating unprofitably, by the first quarter of fiscal year 1999.

         Under a contract with the Georgia Department of Medical Assistance that expired on June 30, 1997, Extended Care Services had been providing mental health services to Medicaid residents in nursing homes throughout the State of Georgia. Because Extended Care Services did not have sufficient resources and because of our decision to discontinue its operations, Extended Care Services did not seek to affect a renewal of the contract. Since we were aware of the opportunity, however, and because Correctional Services was already operating in Georgia under its contract with the Georgia Department of Corrections, Correctional Services sought to procure a contract with the Georgia Department of Medical Assistance. In May 1999, through a competitive bid process, Correctional Services was awarded the contract for a one-year term beginning July 1, 1999 with three successive options to renew this contract for additional terms of up to one year each. This contract was renewed July 1, 2000. Between July 1, 1997 and the time the contract was awarded to Correctional Services, Extended Care Services continued to provide services for the Georgia Department of Medical Assistance.

         In July 1999, Correctional Services was awarded a one-year contract to provide professional clinical staffing to the state of Georgia's Department of Juvenile Justice on a fee-for-service basis. In February 2000, Correctional Services was also awarded a three-year contract to provide medical and mental health services, and professional clinical staffing to Career Systems Development Corporation at the Florida Department of Juvenile Justice's Marion Youth Development Center located in Ocala, Florida. This contract was awarded on a fee-for-service basis. In July 2000, we were awarded a subcontract to provide mental health staffing for the Harrison County Jail in Mississippi, a second professional clinical staffing contract with Career Systems Development Corporation at the Florida Department of Juvenile Justice's Marion Youth Detention Center, and a clinical staffing contract with the Florida Department of Juvenile Justice's St. John Juvenile Detention Center. These contracts were awarded on a fee-for service basis.

         Consistent with our strategy of focusing on the correctional services market, we sold two freestanding facilities, Mountain Crest, an inpatient psychiatric facility, in the third quarter of 1998, and Oakview, an inpatient substance abuse facility, (which we initially sold in 1996 and later reacquired by foreclosure), in March 1999. With the sale of the Mountain Crest and Oakview facilities, we no longer own or operate any inpatient facilities.

         For the nine-month period ended June 30, 2000, we are reporting income before income taxes of $409,000. With the sale of the unprofitable operations of Extended Care

Services, which occurred in December 1998, beginning with the quarter ended September 30, 1999, we have reported four consecutive quarters of income from operations. We expect our future operations will be profitable but we recognize the level of profits may be insufficient to cover all of our general and administrative expenses, or if sufficient, will not provide necessary cash flow from operations in the short term to enable us to meet any unanticipated expenditures or provide us with the level of capital we need to grow our business. We recognize to eliminate our current working capital deficit we need to secure additional working capital. Therefore, in addition to pursuing new correctional services contracts, we are planning to raise approximately $2,358,000 in investment capital through the offering of additional shares of our common stock to our current stockholders. No assurance can be provided that we will be successful in securing additional contracts or obtaining additional working capital. The report of our independent auditors on our audited consolidated financial statements for the fiscal year ended September 30, 1999, includes an explanatory paragraph which states that our current financial condition raises substantial doubt as to our ability to continue as a going concern.

FINANCIAL POSITION - JUNE 30, 2000 COMPARED TO SEPTEMBER 30, 1999

         Our stockholders' deficit decreased to $2,097,000 at June 30, 2000 from $2,453,000 at September 30, 1999. Net income of $361,000 for the nine months ended June 30, 2000 was the primary factor that reduced the stockholders' deficit. Current assets were $1,853,000 at June 30, 2000 as compared $1,714,000 at September 30, 1999. The increase in current assets is primarily due to signing several new contracts in Correctional Services that has caused an increase in our accounts receivable at June 30, 2000 as compared to September 30, 1999. Noncurrent assets were $475,000 at June 30, 2000 as compared to $568,000 at September 30, 1999. The decrease is primarily attributable to the depreciation of fixed assets during the nine-month period ended June 30, 2000 as well as the sale of certain other assets. Total current liabilities were $3,125,000 at June 30, 2000 as compared to $4,730,000 at September 30, 1999. The primary reason for the reduction in our current liabilities was the refinancing of a $1,300,000 line-of-credit to a long-term note.

         As presented in the accompanying condensed consolidated statements of cash flows, our cash balance of $6,000 remained consistent at June 30, 2000 as compared to September 30, 1999. We have a deficit in working capital at June 30, 2000 of $1,272,000, which represents a reduction of $1,744,000 from the deficit in working capital at September 30, 1999 of $3,016,000. The primary reason for the reduction in our working capital deficit was the refinancing of a $1,300,000 line-of-credit to a long-term note.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

          Our net revenues for the nine-month period ended June 30, 2000 were $14,469,000, an increase of 2% as compared to $14,252,000 for the nine-month period ended June 30, 1999. We attribute this increase in revenues to the signing of several new contracts by Correctional Services. For the nine-month period ended June 30, 2000, Correctional Services revenues were $14,469,000, or a 23% increase over revenues of $11,759,000 for the nine-month period ended June 30, 1999. Extended Care Services for which the majority of the assets were sold in December 1998, reported revenues of $2,493,000 for the nine-month period ended June 30, 1999.

         Our operating expenses for the nine-month period ended June 30, 2000 were $11,115,000, or 77% of net revenues, as compared to $11,409,000, or 80% of net revenues for the nine-month period ended June 30, 1999. Operating expenses for Extended Care Services, sold during fiscal year 1999, were $1,870,000 in the nine-month period ended June 30, 1999. When these expenses are excluded, operating expenses directly related to Correctional Services' operation increased by 16% over prior year. Again, we attribute this increase in operating expenses to new contracts acquired by Correctional Services since the third quarter of fiscal year 1999.

         Our general and administrative expenses for the nine-month period ended June 30, 2000 were $2,895,000, or 20% of net revenues as compared to $4,049,000, or 28% of net revenues for the nine-month period ended June 30, 1999. General and administrative expenses related to the wind down of divested operations were $45,000 for the nine-month period ended June 30, 2000 as compared to $1,455,000 for the nine-month period ended June 30, 1999. Correctional Services had general and administrative expenses of $1,028,000 for the nine-month period ended June 30, 2000 as compared to $744,000 for the nine-month period ended June 30, 1999. Correctional Services has increased its administrative staff to support the new contracts obtained in 1999 and 2000. Corporate general and administrative expenses were $1,822,000 for the nine-month period ended June 30, 2000 as compared to $1,850,000 for the nine-month period ended June 30, 1999 which reflect cost savings from changes in our operations.

         The provision for bad debts for the nine-month period ended June 30, 2000 decreased to $68,000 as compared to $1,053,000 for nine-month period ended June 30, 1999. With the divestiture of the last psychiatric hospital in the third quarter of fiscal year 1998, Mountain Crest, and the sale of certain operating units of Extended Care Services during the first quarter of 1999, we have changed the composition of our revenues from a fee-for-service basis, which required substantial bad debt reserves, to a capitated revenue basis, which has fewer collectibility uncertainties. Our 1999 bad debt provision related primarily to the estimated net realizable value of receivables generated by Extended Care Services. The decrease in our bad debt provision in 2000 reflects an overall reduction in accounts receivable remaining after the sale of substantially all Extended Care Services assets.

         Depreciation and amortization expenses were $72,000 for the nine-month period ended June 30, 2000 as compared to $206,000 for the nine-month period ended June 30, 1999. The decrease is attributed to a reduction in depreciable fixed assets as a result of the sale of certain operating units of Extended Care Services.

         Interest expense for the nine-month period ended June 30, 2000 was $111,000 as compared to $274,000 for the nine-month period ended June 30, 1999. Interest expense as of June 30, 1999 was primarily from our line of credit of $500,000 and short-term loan in the amount of $2,000,000 that was paid in full at June 30, 1999. The interest on the $2,000,000 short-term loan was higher than the interest rate on the debt outstanding during 2000.

         In December 1998, we divested all but one of our remaining Extended Care Services operating units from which we recognized a gain on sale of $301,000. Also, on March 8, 1999, we sold a hospital property that had previously been acquired in a foreclosure. The transaction resulted in recording a gain on sale of $299,000.

         We recognized other income of $201,000 in the nine-month period ended June 30, 2000. The sources of our other income were $89,000 for the settlement of prior year cost reports from a hospital that had been sold, $78,000 from the collections of accounts receivable previously reserved as uncollectible as a result of the sale of our Extended Care Services operating units and Hospital division, $20,000 from interest income on invested cash balances, $8,000 from the sales of other assets, and $6,000 in other miscellaneous credits. We recognized other expense of $481,000 in the nine-month period ended June 30, 1999. The other expense included an expense of $528,000 from the settlement of prior year cost reports from a hospital that had been sold which was offset by $47,000 in other credits. Included in other credits was interest income on invested cash balances of $28,000 and other credits of $20,000 that we received as a fee to extend a note receivable obtained through the sale of our extended care operations.

         As a result of the foregoing, we are reporting a net income of $361,000 for the nine-month period ended June 30, 2000, compared to a net loss of $2,687,000 for the nine-month period ended June 30, 1999.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

         Our net revenues for the quarter ended June 30, 2000 were $5,046,000, which represented an increase of 13% over the quarter ended June 30, 1999, which reported net revenues of $4,451,000. The revenue growth reflects the effect of the signing of several new contracts in Correctional Services during and subsequent to the quarter ended June 30, 1999.

         Our operating expenses for the quarter ended June 30, 2000 were $3,922,000, or 78% of net revenues, as compared to $3,839,000, or 86% of net revenues for the quarter ended June 30, 1999. During the quarter ended June 30, 1999, operating expenses related to Extended Care Services, which sold substantially all assets in the first quarter of 1999, was $197,000. Excluding the operating expenses of Extended Care Services, operating expenses from continuing operations for the quarter ended June 30, 2000, increased by 8% over the quarter ended June 30, 1999, primarily due to the addition of the new contracts.

         Our general and administrative expenses for the quarter ended June 30, 2000 were $1,051,000, or 21% of net revenues as compared to $1,104,000, or 25% of net revenues for the quarter ended June 30, 1999. Correctional Services had general and administrative expenses of $345,000 for the quarter ended June 30, 2000 as compared to $265,000 for the quarter ended June 30, 1999 due to an increase in administrative staff to support the new contracts obtained in third and fourth quarter of 1999. Corporate general and administrative expenses were $672,000 for the quarter ended June 30, 2000 as compared to $716,000 for the quarter ended June 30, 1999. General and administrative expenses related to the wind down of our divested operations of Extended Care Services were $34,000 for the quarter ended June 30, 2000 as compared to $123,000 for the quarter ended June 30, 1999.

         Our provision for bad debts for the quarter ended June 30, 2000 was credit of $36,000 as compared to credit of $63,000 for the quarter ended June 30, 1999. With the sale of Mountain Crest Hospital in the third quarter of fiscal year 1998, and the divesture of most of our operating assets in Extended Care Services during the first quarter of fiscal year 1999, we shifted from having a significant amount of our revenues on a fee-for-service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. In each of the quarters ended June 30, 2000 and 1999, we experienced a credit in our provisions for bad debts. These credits in the bad debt provision reflect an overall reduction in accounts receivable with collectibility uncertainties remaining after the sale of the hospital and substantially all Extended Care Services assets.

         Depreciation and amortization expense was $24,000 for the quarter ended June 30, 2000 as compared to $34,000 for the quarter ended June 30, 1999. The decrease is attributed to a reduction in depreciable fixed assets as a result of the sale of certain operating units of Extended Care Services.

         Interest expense for the quarter ended June 30, 2000 was $39,000 as compared to $23,000 for the quarter ended June 30, 1999. Interest expense at June 30, 2000 was primarily from our $1,300,000 promissory note and other short-term notes payable. Interest expense at June 30, 1999 was primarily from our line of credit of $500,000 and short-term loan in the amount of $2,000,000 that was paid in full during the quarter ended June 30, 1999.

         We recognized other credits of $25,000 in the quarter ended June 30, 2000 they comprised of interest income on invested cash balances of $12,000 and a gain of $13,000 from the sale of other assets. We recognized other credits of $22,000 in the quarter ended June 30, 1999 primarily from receiving an extension fee of $20,000 on a defaulted note receivable. These credits were offset by an $8,000 charge for the settlement of prior year cost reports from a hospital that had been sold.

         As a result of the foregoing, we are reporting a net income of $26,000 for the quarter ended June 30, 2000, compared to a net loss of $504,000 for the quarter ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded operating losses through a combination of the proceeds derived from the sale of certain operations of our subsidiaries operating units and through borrowed funds. In addition, as of June 30, 2000, we have a $1,300,000 promissory note which is guaranteed by one of our Directors and our Chief Executive Officer. On July 13, 2000, we increased the borrowing capacity on the note to $1,800,000. We have filed for a corporate dissolution under Sections 280 and 281 of the Delaware General Corporate Laws ("DGCL") for Extended Care Services in order to obtain a discharge of Extended Care Services' external debt totaling $946,000 at June 30, 2000. Under these sections, DGCL prescribes procedures by which we can satisfy our obligations to creditors of a dissolved Delaware corporation. Under guidance of Delaware counsel, we are in the process of following these procedures, which are anticipated to result in the liquidation of the remaining assets of Extended Care Services and a satisfaction of the $946,000 of external liabilities as of June 30, 2000.

         We anticipate that we will continue to maintain our borrowing capacity under the $1,800,000 promissory note although this cannot be assured. The promissory note alone, however, will not be sufficient to fund our working capital needs. We realize to sustain our operations, additional correctional service contracts will be required and that even if such additional contracts are obtained, additional working capital may be necessary to fund operating expenses until the additional contracts produce contributions to our cash flow. We further recognize that we have exhausted our ability to obtain working capital from divesting certain parts of our operations. As we seek to obtain additional contracts to provide mental health services in correctional facilities, we seek to raise approximately $2,358,000 in investment capital through the offering of additional shares of our common stock to our current stockholders. No assurance can be provided, however, that any of our efforts to improve our current financial condition will be successful or that we will be able to continue in business.

PART II      OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS.

         We are, and may be in the future, a party to litigation arising in the ordinary course of our business. While we have no reason to believe that any pending litigation against us is material, there can be no assurances that our insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by insurance. Any material litigation, which is not covered by insurance, may have an adverse effect on our business. Claims against us, regardless of their merit, or outcome, may also have an adverse effect on our reputation and business. We know of no new litigation, either pending or threatened, which is likely to have a material adverse effect on our consolidated financial statements.

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

         Extended Care Services has instituted dissolution proceedings under the General Corporation Law of the State of Delaware in part to resolve all of its outstanding liabilities. We have been advised that if it complies with the statutory requirements for these proceedings, its liabilities, fixed and contingent, will be satisfied, even absent of full payment to its creditors. Final dissolution requires approval by the Delaware Court of Chancery. We expect to submit a plan of dissolution to the court during the fourth quarter of fiscal year 2000. Therefore, we are of the opinion that the potential for litigation resulting from these liabilities is remote.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.


ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

a)                Exhibits

                  27.1 Financial Data Schedule

b)                Reports on Form 8-K

                  Not applicable

SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 9, 2000                            MHM Services, Inc.




                                                /s/ CLEVELAND E. SLADE
                                                Vice President, Secretary and
                                                Chief Financial Officer