Form 10-K
period 2000-09-30
MHM SERVICES INC
filed 2001-01-12
CIK 910408

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

For the fiscal year ended September 30, 2000

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

                         Title of Each Class                                Name of Each Exchange
                         -------------------                                on Which Registered
                                                                            -------------------
                         COMMON STOCK, PAR VALUE $.01 PER SHARE             Over-The-Counter Bulletin
                                                                            Board

Securities registered pursuant to Section 12(g) of the Act: NONE

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---
                                       -
       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the Registrant's common stock held by nonaffiliated stockholders (based upon the closing price of $72.00 of common stock on the Over-the-Counter Bulletin Board) on January 12, 2001, was approximately $1,026,576.

       As of January 12, 2001, there were 30,645 shares of Common Stock, par value $.01 per share, of the Registrant outstanding.

                                     PART I

ITEM 1. BUSINESS

GENERAL

       We were originally incorporated in Virginia in 1981 and in 1994 reincorporated in Delaware. Since we were formed, we have provided mental health services, initially in general, substance abuse and psychiatric hospitals and then in nursing homes and correctional facilities. Today, we principally focus on the correctional services market.

DESCRIPTION OF BUSINESS

       We currently provide mental health services at over 60 correctional facilities encompassing over 55,000 inmates through statewide contracts with the Departments of Corrections of the States of Georgia and Tennessee, a subcontract covering a women's correctional facility in Florida, a subcontract covering a jail in Mississippi, and contracts with the Departments of Juvenile Justice of the States of Georgia and Florida. Also, under a contract with the Georgia Department of Medical Assistance, we provide mental health services to all of the state's Medicaid patients residing in over 300 nursing homes. By December 1998, we divested ourselves of all our operations we no longer wished to continue and shifted our business focus to the correctional services market. By that date we had sold all of our hospital operations and with the limited exception of our contract in Georgia, discontinued all of our nursing home operations. Our last inpatient facility had been sold by April 1998. We provide on-site behavioral health services to the correctional services market through our subsidiary MHM Correctional Services, Inc. ("Correctional Services"). We formed Correctional Services in 1997 and in the fourth quarter of 1997 that entity secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states' correctional facilities.

       We provide our services under what are known as "capitation" arrangements. Capitation means we are paid a fixed fee for each inmate eligible for our services. For that fixed fee, we are required to provide all psychiatric and psychological services, as well as any psychotropic drugs (i.e., medications prescribed for mental illness), which are needed by any eligible inmates. However, we are not responsible for providing inpatient hospitalization that is provided outside the correctional facilities. In order to limit and control our risk, the exact level of care we are required to provide for the inmate population is established by each contract.

       In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services under a capitated arrangement to the Broward County, Florida correctional systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility.

       In July 1999, Correctional Services was awarded a one-year contract to provide professional mental health staffing to the State of Georgia's Department of Juvenile Justice on a fee-for-service basis. In February 2000, Correctional Services was also awarded a three-year contract to provide general medical and mental health staffing to Career Systems Development Corporation at the Florida Department of Juvenile Justice's Marion Youth Development Center located in Ocala, Florida. This contract was awarded on a fee-for-service basis. In July 2000, we were awarded a subcontract to provide mental health staffing for the Harrison County Jail in Mississippi, a subcontract to provide general medical and mental health staffing with Career Systems Development Corporation at the Florida Department of Juvenile Justice's Marion County Intensive Treatment Facility for the Youth, and a general medical and mental health staffing contract with the Florida Department of Juvenile Justice's St. John Juvenile Detention Center and Marion Youth Detention Center.

       We provided on-site behavioral services outside the correctional market through our wholly-owned subsidiary, MHM Extended Care Services, Inc. ("Extended Care Services"). Extended Care Services had been providing mental health services to Medicaid residents in nursing homes throughout the State of Georgia under a contract with the Georgia Department of Medical Assistance that expired on June 30, 1997. Under this program, Extended Care Services provided mental health services to 2,400 nursing home patients in the state. These services consisted of on-site psychiatric and psychological services. The Georgia Department of Medical Assistance paid Extended Care Services for these services on a "case rate" basis. This means Extended Care Services was paid a fixed amount for each patient to whom treatment is provided.

       Because Extended Care Services did not have sufficient resources and because of our decision to discontinue its operations, Extended Care Services did not seek to effect a renewal of the contract. Since we were aware of the opportunity, however, and because Correctional Services was already operating in Georgia under its contract with the Georgia Department of Corrections, Correctional Services sought to procure a contract with the Georgia Department of Medical Assistance. In May 1999, through a competitive bid process, Correctional Services was awarded a one-year contract beginning July 1, 1999 with three successive options to renew this contract for additional terms of up to one year each. On July 1, 2000, this contract was renewed for another year. Between July 1, 1997 and the time the contract was awarded to Correctional Services, Extended Care Services continued to provide services to the Georgia Department of Medical Assistance.

       When we decided to discontinue the operations of Extended Care Services, Extended Care Services' outstanding liabilities exceeded its total assets. In August 1999, Extended Care Services initiated dissolution proceedings under the Delaware General Corporate Law. By November 30, 2000, these dissolution proceedings became final. Accordingly, Extended Care Services was dissolved and its remaining liabilities were discharged.

OUR INDUSTRY

       We believe there are significant opportunities for the expansion of our core business of delivering mental health services to inmates in correctional facilities. In the United States today there are approximately 6.3 million adults, or 3.1% of all U.S. residents, under some form of correctional supervision, including varying levels of incarceration, probation or parole. According to the U.S. Department of Justice's Bureau of Justice Statistics, there were 1.9 million more adults under correctional supervision in 1999 than in 1990. During 1999, the correctional population increased by 2.7%. There are a number of factors contributing to this increase in incarceration rates including mandatory sentencing rules coupled with increased conviction rates, an increase in prison and jail terms for drug-related offenses, longer sentences, and pressures to reduce or eliminate parole.

       All of these inmates have a guaranteed legal right to healthcare. In fact, in many instances, courts have specifically required the government to provide such care. As a rule, the healthcare provided to inmates must be of the same quality and accessibility as in the community at large. In determining these community standards that set the level of care to which inmates are entitled, comparison often is made to the level of care available to patients in state Medicaid programs.

       It has been estimated that the cost of providing general healthcare to inmates in correctional facilities is between $3-5 billion annually. Providers of healthcare to inmates also estimate that approximately 20% of this cost is incurred in providing services to the mentally ill. In addition, the Justice Department's Bureau of Justice statistics estimates that between 1997 and 1998, there were 283,800 mentally ill offenders being held in the nation's state and federal prisons and local jails, and an additional 547,800 mentally ill people on probation in the community. These estimates suggest that the potential market for mental health services in correctional facilities may be between $600 million to $1 billion per year.

       The national problem of addictive diseases is particularly acute in correctional facilities. The U.S. Department of Justice estimates that 60% of the total prison population suffers from addiction problems. It is also estimated that about 14% of the nation's prison inmates and 7% of jail inmates suffer from other serious mental illnesses. According to a survey by the Federal Bureau of Justice Statistics, 52% of state prisoners and 34% of federal prisoners represent they were under the influence of alcohol or drugs at the time they committed their crimes. However, only 12% of state inmates receive formal drug treatment while in prison. This is particularly troublesome to correctional officials in light of a Federal Bureau of Prisons study showing that 12.1% of inmates who needed but did not receive drug treatment while incarcerated were re-arrested within six months after release. By comparison, only 3.3% of such prisoners who did receive drug treatment were re-arrested within that time period.

       As more addicted and mentally ill offenders enter correctional facilities, correctional officials are increasingly being required to focus on providing behavioral healthcare to the inmates under their control. One increasingly major problem for correctional systems is the provision of psychotropic medications due to the rapidly increasing cost of these drugs. In addition, the problem of recruiting and hiring qualified mental health professionals, as well as managing them in programs that provide cost-effective care, is also becoming increasingly difficult. These and other management and cost issues surrounding the provision of mental health services have motivated corrections officials to turn to outside private contractors to assist them. It is estimated that private providers are presently furnishing only 38% of mental healthcare services in correctional facilities.

OUR PLAN FOR GROWTH

       We have been experiencing an upsurge of inquiries from state and local correctional systems that have mental health specific problems and who are looking for assistance in dealing with them. Many of these correctional systems solicit offers from the private sector for the provision of inmate healthcare services by issuing "Requests for Proposals" or "RFPs." Our success in responding to such RFPs has enabled us to achieve a leading position in the correctional mental health services market. To achieve greater growth rates, our strategy is to:

    - enter into consulting arrangements with corrections systems which may lead to larger contracts without requiring RFP procedures;

    - expand into other specialty programs such as programs dealing with substance abuse and self-injurious problems; and

    - more aggressively market our services and experience to departments of corrections before RFPs are issued.

       In order to implement this strategy, we have added a new Vice President for Marketing and Development to lead our marketing staff. We also are seeking to hire additional full-time marketing personnel. We intend to augment this staff with part-time consultants located in key markets who are familiar with the correctional facilities in those markets. Our marketing plans also include expanding on-site visits, increasing our participation in professional programs, and developing a national advertising campaign. To support this marketing effort, we also are developing new lines of consulting products covering caseload management, pharmacy management, and measurement of the outcomes of treatment.

       Our primary competition for providing mental healthcare to inmates is established firms that provide healthcare to inmates for physical illnesses. Some of these companies directly provide mental health services along with physical medicine and others engage subcontractors to provide mental healthcare. The three leading inmate healthcare providers are Correctional Medial Services, Inc., Prison Health Services, Inc., and Wexford Health Services.

       We are familiar with most of these providers and in fact have jointly submitted proposals with these providers on certain contracts to state and local correctional facilities. For instance, we obtained the contract with the Florida Department of Corrections for the women's facility in Broward County in a joint proposal with Prison Health Services, a subsidiary of America Services Group.

EMPLOYEES

       As of September 30, 2000, we had 181 full-time and 24 part-time employees in the correctional services operations. In addition, as of such date, we had 14 employees engaged in corporate and administrative operations.

       Our employees include healthcare professionals, such as psychiatrists, psychologists, social workers, nurses, counselors, occupational and activities therapists, and employees engaged in corporate finance, marketing, administration and other support positions. None of the our employees are covered by a collective bargaining agreement, and we consider our employee relations to be good. We also have relationships with certain healthcare professionals pursuant to contracts with each professional establishing independent contractor relationships.

MAJOR CUSTOMERS

       On October 1, 1997, Correctional Services was awarded a multi-year contract with the State of Georgia's Department of Corrections, to provide mental health services to the inmates of the state's correctional facilities on a capitated basis. The contract expires on June 30, 2001 but may be extended for two possible one-year renewal terms. For the year ended September 30, 2000, the contract accounted for 49% of net revenues. This contract is projected to provide approximately $12,000,000 of annual revenue. The contract is subject to the procurement process of the State of Georgia, and there is no assurance as to the realization of future revenues under the contract.

       Correctional Services was awarded a three-year contract, with two additional one-year options, as a subcontractor to Prison Health Services, Inc., to provide mental health services on a capitated basis to the inmates of Broward County Correction Institute, Broward County, Florida. This contract began April 1, 1999, and represented 18% of net revenues for the year ended September 30, 2000. This contract is projected to provide approximately $4,100,000 of annual revenue. Correctional Services, as a subcontractor to Prison Health Services, Inc., is subject to a 180-day no cause termination of its services by Prison Health Services, Inc., or a termination of the prime contract by the State of Florida. There is no assurance as to the realization of future revenues under the contract.

       In May 1999, Correctional Services was awarded a one-year capitated contract, with three successive options to renew this contract for additional terms up to one fiscal year each, to provide mental health services to approximately 2,400 Medicaid beneficiaries residing in nursing homes under the Pre-Admission Screening and Annual Resident Review (PASARR) contract with the State of Georgia's Department of Medical Assistance. For the year ended September 30, 2000, the contract accounted for 20% of net revenues. This contract is projected to provide approximately $4,000,000 of annual revenue. The contract is subject to the procurement process of the State of Georgia, and there is no assurance as to the realization of future revenues under the contract.

       Correctional Services was awarded a three-year contract, with a one-year option to renew with the State of Tennessee to provide mental health services to the inmates of the State's correctional facilities on a capitated basis. This contract began on July 1, 1997 and expired on June 30, 2001; however, the one-year renewal option was exercised. For the year ended September 30, 2000, the contract accounted for 11% of net revenues or approximately $2,200,000. The Company expects that this contract will be renewed at the end of its current term. This contract is subject to the procurement process of the State of Tennessee, and there is no assurance as to the realization of future revenues under the contract.

FORWARD-LOOKING STATEMENTS

       This reports contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "could," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other similar words. The outcome of the events described in these forward-looking statements is subject to certain risks. Actual results could differ materially. The sections entitled "Description of Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as other sections in this report discuss some of the factors that could contribute to these differences.

ITEM 2. PROPERTIES

       Currently, our executive offices are located in Vienna, Virginia pursuant to a lease expiring in March 2004. Pursuant to such lease, our annual lease commitment is approximately 2,900 square feet at approximately $26.00 per square foot, with annual increases in an amount equal to 3% of the prior year's base rent. In addition to our corporate office, we maintain a regional office in Atlanta, Georgia and Nashville, Tennessee, which require annual lease commitments approximating $58,000 per year. We believe that our facilities are adequate to carry on our business as currently structured.

ITEM 3. LEGAL PROCEEDINGS

       We are, and may be in the future a party to litigation arising in the ordinary course of its business. While we have no reason to believe that any pending litigation against us is material, there can be no assurance that our insurance coverage will be adequate to substantially cover liabilities arising out of such claims or that any such claims will be covered by our insurance. Any material litigation, which is not covered by insurance, may have an adverse effect on our business. Claims against us, regardless of their merit, or outcome, may also have an adverse effect on our reputation and business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Stockholders of MHM Services, Inc. was held on August 3, 2000. The following directors were elected at the meeting: (1) Michael
S. Pinkert, (2) Steven H. Wheeler, (3) William P. Ferretti, (4) John Silverman,
(5) Michael F. Sandler, and (6) Jacob A. Shipon, M.D. Also, our stockholders voted to approve an increase in the number of our common stock shares to be reserved for our stock option pool from 700 shares to 900 shares. Of the 4,574 shares voting on this matter, 1,987 shares voted for the change, 580 shares voted against the change, 8 shares abstained from the vote, and 1,999 shares did not vote on the matter. No other matter was voted upon at the meeting.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER
MATTERS

MARKET INFORMATION

       Our shares of common stock are currently quoted on the OTC Bulletin Board under the symbol "MHMI.OB." In March 2000, our Board of Directors approved a plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split was March 21, 2000. We purchased all fractional shares resulting from this transaction based on a pre-split fair market value of $0.45 per share. This value was determined through a third-party valuation we secured. This reverse stock split resulted in a reduction in the number of stockholders from approximately 3,000 as of March 21, 2000, to approximately 250 as of September 30, 2000. All share and per share amounts in the accompanying consolidated financial statements, pro forma consolidated financial statements, and selected consolidated financial statements have been retroactively restated to reflect this 500 to 1 reverse stock split. Prior to the reverse stock split, our shares of common stock were quoted on the OTC Bulletin Board under the symbol "MHMM". As of September 30, 2000, 15,000,000 shares of common stock are authorized, 7,287 shares are issued and 7,266 shares are outstanding.

       On September 30, 2000, our Board of Directors declared a repricing of all outstanding stock options to reduce the exercise price to $72.00 per share, which represents the fair market value of our common stock at September 30, 2000.

       On November 20, 2000 we issued 23,779 shares of our common stock through our Shareholders' Rights Offering (the Offering). Each stockholder, based on a record date of September 29, 2000, was given the right to purchase four new shares of our common stock, at $72.00 per share, for each share the stockholder held on the record date, and the pro rata right to purchase the shares which other stockholders declined to purchase. We raised approximately $1,621,000, net of offering expenses. Included within this report are Unaudited Pro Forma Consolidated Financial Statements to illustrate the effects of the dissolution of Extended Care Services and the investment capital raised through the Offering had these events occurred as of October 1, 1999.

       Effective November 15, 2000, we granted 2,906 additional stock options to our employees and Board members in order to offset the dilutive effects of the Offering to holders of our common stock.

       Prior to September 30, 2000, there had been no reported sales of shares of our common stock since May 3, 2000. Therefore, we used the Offering price as the market value price of our shares as of date of this report. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock, under the symbol "MHMM", as listed on the Over-the-Counter Bulletin Board ("OTCBB"). The market values have been retroactively adjusted to reflect the 500-to-1 reverse stock split effected on March 21, 2000:

                                                                  HIGH         LOW
                                                                  ----         ---
              Year ended September 30, 2000:
                          First Quarter                          $  312.50     $ 187.50
                          Second Quarter                            234.50        93.75
                          Third Quarter                             156.50        93.75
                          Fourth Quarter                                 -            -

              Year ended September 30, 1999:
                          First Quarter                          $  578.00     $ 281.50
                          Second Quarter                            390.50       250.00
                          Third Quarter                             375.00       219.00
                          Fourth Quarter                            359.50       219.00

       Market quotations for our shares of common stock reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

COMMON STOCKHOLDERS

       As of September 30, 2000, there were approximately 250 record holders of the common shares. Such number of record holders was determined from our stockholder records.

DIVIDEND POLICY

       We do not anticipate paying any dividends on any of our common stock in the foreseeable future. We currently intend to retain all of our earnings, if any, for use in our business. We may also incur debt in the future, which may prohibit or restrict the payment of dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial information presented below has been derived from our audited consolidated financial statements. This data is qualified in its entirety by reference to, and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

CONSOLIDATED STATEMENT OF OPERATIONS DATA (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                    YEAR ENDED SEPTEMBER 30,
                                                                                   ------------------------
                                                                   2000          1999          1998          1997          1996
                                                               ------------  ------------  ------------  ------------  ------------
Net Revenues                                                   $    19,858        18,388        29,294        20,851        34,670

Costs and expenses:
    Operating                                                       15,396        15,128        20,040        14,875        25,765
    General and administrative                                       3,999         4,937         7,539         5,760         9,718
    Provision for bad debts                                            181           898         3,326         3,467         6,320
    Depreciation and amortization                                       98           252           597           369         1,034
    (Gain) loss on sale of freestanding facilities (note 1)             --          (299)       (2,465)           --         4,440
    Writedown of long-term assets (note 2)                              --            --           430           696           461
    Gain on sale of extended care services assets (note 3)              --          (301)           --            --            --
    Other (credits) charges:
       Interest expense - MEDIQ                                         --            --           757         1,042         1,097
       Interest expense - other                                        161           342           166            93           290
       Other income, net (note 4)                                     (573)          (37)           --          (662)         (233)
                                                               ------------  ------------  ------------  ------------  ------------
                                                                    19,262        20,920        30,390        25,640        48,892
                                                               ------------  ------------  ------------  ------------  ------------

Income (loss) before income taxes and extraordinary item               596        (2,532)       (1,096)       (4,789)      (14,222)
Income tax (benefit) expense (note 8)                               (3,661)           39            93            --          (308)
                                                               ------------  ------------  ------------  ------------  ------------
Income (loss) before extraordinary item                              4,257        (2,571)       (1,189)       (4,789)      (13,914)

Extraordinary item (note 5)                                             --            --         9,185            --          (463)
                                                               ------------  ------------  ------------  ------------  ------------
Net income (loss)                                              $     4,257        (2,571)        7,996        (4,789)      (14,377)
                                                               ============  ============  ============  ============  ============

Earnings (loss) per share-basic:
    Income (loss) before extraordinary item                    $    584.19       (376.92)      (175.68)      (732.37)    (2,195.68)
    Extraordinary item                                                  --            --      1,357.12            --        (73.06)
                                                               ------------  ------------  ------------  ------------  ------------
    Earnings (loss) per share (note 6)                         $    584.19       (376.92)     1,181.44       (732.37)    (2,268.74)
                                                               ============  ============  ============  ============  ============

Weighted average shares outstanding                                  7,287         6,821         6,768         6,539         6,337
                                                               ============  ============  ============  ============  ============

Earnings (loss) per share-diluted:
    Income (loss) before extraordinary item                    $    497.60       (376.92)      (175.68)      (732.37)    (2,195.68)
    Extraordinary item                                                  --            --      1,357.12            --        (73.06)
                                                               ------------  ------------  ------------  ------------  ------------
    Earnings (loss) per share (note 6)                         $    497.60       (376.92)     1,181.44       (732.37)    (2,268.74)
                                                               ============  ============  ============  ============  ============

Diluted weighted average shares outstanding                          8,555         6,821         6,768         6,539         6,337
                                                               ============  ============  ============  ============  ============



CONSOLIDATED BALANCE SHEET DATA (IN THOUSANDS)

Working capital (deficiency)                                   $    (1,037)  $    (3,016)  $    (2,011)  $   (11,245)  $     2,566
Total assets                                                         6,666         2,282         7,699        11,414        15,669
Long term debt, less current maturities (note 7)                     1,400             5           176         1,456           257
Due to MEDIQ, less current maturities                                    -             -             -             -         9,967
Stockholders' equity (deficit)                                       1,674        (2,453)         (134)       (8,270)       (3,582)

                See Notes to Selected Consolidated Financial Data

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1) We completed the sale of six of our seven freestanding behavioral health facilities in 1996 and recorded a loss of $4,440,000 consisting primarily of the write off of intangibles related to the facilities of $3,184,000, loss on the sale of certain property, plant, and equipment aggregating $319,000, transaction expenses of $568,000, severance expenses of $349,000, and other expenses of $680,000, offset by estimated Medicare depreciation recapture income of approximately $660,000. In April 1998, we sold our last inpatient psychiatric hospital operation and reported a gain on sale of $2,465,000. In March 1999, we sold a hospital property that we reacquired in September 1998, and a reported a gain of $299,000 on the sale of this repossessed property.

(2) In the fourth quarter of 1996, we wrote off the assets related to the discontinued operations of Supportive Counseling Care ("SCC") including property, plant and equipment and goodwill resulting in a charge of $461,000. In the fourth quarter of 1997, we decided to dispose of the Florida and North Carolina operations of our Extended Care Services subsidiary and close our Atlanta, Georgia billing office. In connection with these decisions, we determined that goodwill relating to the acquisition of HCI was partially impaired and was written down to an estimated value resulting in a charge of $696,000. In the fourth quarter of 1998, we decided to dispose of certain assets and contractual rights of our Extended Care Services subsidiary. In connection with this decision, we determined that goodwill and other intangibles related to the prior acquisition of HCI and Apogee operations by Extended Care Services were permanently impaired and these assets were written down to an estimated value resulting in a charge of $430,000.

(3) In the first quarter of 1999, we sold certain assets of our Extended Care Services subsidiary, which resulted in a gain of $301,000.

(4) In May 1997, the Supreme Court of Delaware upheld a lower court award of $459,000, which we were due from Horizon relating to our rights to receive certain cash flows as part of the sale of our interest in the joint venture to Horizon resulting in additional income in fiscal 1997. In September 1999, we completed negotiations with ICH Services, LLC (ICH) regarding certain additional consideration payable to ICH as a result of our acquisition of certain assets from ICH in November 1993. Based on the final settlement, we paid less consideration than we had projected. As a final settlement, we paid additional consideration of 500 shares of our common stock to ICH. The common stock was issued in September 1999 at its fair value of approximately $109,000. The gain from the settlement was applied to the remaining balance of goodwill recorded as of September 30, 1999 from the initial purchase of the assets. The net gain of $17,000 is reported as other income in fiscal year 1999. In September 2000, as part of the dissolution process of Extended Care Services, we recorded other income of $527,000 from the settlement of certain contingent liabilities related to post-payment reviews of fee-for-service billings in the amount of $88,000. Prior to settlement, we had recorded reserves of $615,000 for these contingencies.

(5) In 1996, we recorded an extraordinary loss in the amount of $463,000 consisting primarily of costs related to the early retirement of a portion of our long-term debt and the write-off of associated loan acquisition costs. In July 1998, we settled a judgment in the amount of $11,800,000 for $3,000,000 in cash that was brought against us by our former parent MEDIQ. As a result of this transaction, the Company recorded a gain on early extinguishments of debt of $9,185,000.

(6) In 2000, our Board of Directors approved a plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split was March 21, 2000. We purchased all fractional shares resulting from this transaction based on a pre-split fair market value of $0.45 per share. This value was determined through a third party valuation that we secured. We paid approximately $66,000 for the purchase of fractional shares. All share and per share amounts in the selected consolidated financial statements have been retroactively restated to effect this 500 to 1 reverse stock split. As of September 30, 2000, 15,000,000 shares of common stock are authorized, 7,287 shares are issued and 7,266 shares are outstanding.

(7) The Company's long term debt obligations to MEDIQ were reclassified as a current liability in 1997. The MEDIQ obligation was settled in July 1998.

(8) The valuation allowance on deferred tax assets was reduced by $3,753,000 in 2000 based upon management's projections and estimates that the tax attributes will be fully utilized.

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

       We prepared the following Unaudited Pro Forma Consolidated Statement of Operations for the year ended September 30, 2000 and Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 2000 to illustrate the effects of the dissolution of our wholly owned subsidiary, Extended Care Services, and the closing of our Shareholders' Rights Offering. The Unaudited Pro Forma Consolidated Financial Statements are presented as if these transactions had occurred as of October 1, 1999.

       We believe that the assumptions used in preparing the Unaudited Pro Forma Consolidated Financial Statements provide a reasonable basis for presenting the significant effects directly attributable to the dissolution of Extended Care Services and the Shareholders' Rights Offering. The Unaudited Pro Forma Consolidated Financial Statements do not purport to represent what our results of operations would actually have been if these transactions had in fact occurred on October 1, 1999, or to project our results of operations for any future period. These statements should be read in connection with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere in this report.

                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
          (IN THOUSANDS, EXCEPT SHARES OUTSTANDING AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                            HISTORICAL         PRO FORMA          PRO FORMA
                                                                               2000           ADJUSTMENTS            2000
                                                                         -----------------   --------------    -----------------
              Revenues                                              $              19,858               --               19,858
                                                                         -----------------   --------------    -----------------
              Costs and expenses:
                Operating                                                          15,396               --               15,396
                General and administrative                                          3,999               --                3,999
                Provision for bad debts                                               181               --                  181
                Depreciation and amortization                                          98               --                   98
                Other (credits) charges:
                   Interest expense                                                   161             (116) (3)              45
                   Other income, net                                                 (573)              --                 (573)
                                                                         -----------------   --------------    -----------------
                                                                                   19,262             (116)              19,146
                                                                         -----------------   --------------    -----------------
              Income before gain on dissolution and
                income taxes                                                          596              116                  712

              Gain on dissolution of Extended Care Services                            --              261 (1)              261
                                                                         -----------------   --------------    -----------------
              Income before income taxes                                              596              377                  973

              Income tax expense (benefit)                                         (3,661)             133 (3)           (3,528)
                                                                         -----------------   --------------    -----------------
              Net income                                            $               4,257              244                4,501
                                                                         =================   ==============    =================
              Earnings per common share:
                Basic                                               $              584.19                                144.89
                                                                         =================                     =================
                Diluted                                                            497.60                                139.20
                                                                         =================                     =================

              Weighted average shares outstanding:
                Basic                                                               7,287           23,779 (2)           31,066
                                                                         =================   ==============    =================
                Diluted                                                             8,555           23,779 (2)           32,334
                                                                         =================   ==============    =================

            See Notes to Pro Forma Consolidated Financial Statements

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                      HISTORICAL          PRO FORMA           PRO FORMA
ASSETS                                                                   2000            ADJUSTMENTS             2000
                                                                    ---------------      ------------       ---------------
Current assets:
    Cash and cash equivalents                                    $             211           169 (1) (2) (3)           380
    Accounts receivable, net                                                 1,479            --                     1,479
    Prepaid expenses                                                           347           (10)(1)                   337
    Other current assets                                                       267           (91)(2)                   176
    Deferred income taxes                                                      251            10 (3)                   261
                                                                    ---------------      --------           ---------------
                   Total current assets                                      2,555            78                     2,633

Property and equipment, net                                                     85            --                        85
Restricted cash                                                                275            --                       275
Other assets                                                                   106            --                       106
Deferred income taxes                                                        3,645          (130)(3)                 3,515
                                                                    ---------------      --------           ---------------
                                                                 $           6,666           (52)                    6,614
                                                                    ===============      ========           ===============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $             454           (91)(3)                   363
    Accrued payroll and related expenses                                       977            --                       977
    Estimated third-party payor settlements                                    106           (88)(1)                    18
    Other accrued expenses                                                   1,675          (273)(1) (3)             1,402
    Notes payable and current maturities of long-term debt                     237           (62)(1)                   175
    Deferred income taxes                                                      143            (3)(3)                   140
                                                                    ---------------      --------           ---------------
                   Total current liabilities                                 3,592          (517)                    3,075
Long-term debt                                                               1,400        (1,400)(2)                    --
                                                                    ---------------      --------           ---------------
                                                                             4,992        (1,917)                    3,075
                                                                    ---------------      --------           ---------------
Stockholders' equity:
    Preferred stock ($0.01 par value per share; 5,000,000                       --            --                        --
     shares authorized at September 30, 2000 actual and
     pro forma; no shares issued and outstanding at
     September 30, 2000 actual and proforma)
    Common stock ($0.01 par value per share; 15,000,000                         --            --                        --
     shares authorized at September 30, 2000 actual and
     pro forma; 7,287 and 31,066 shares issued at
     September 30, 2000 actual and proforma; 7,266 and
     31,045 shares outstanding at September 30, 2000
     actual and pro forma)
    Additional paid-in capital                                              42,100         1,621 (3)                43,721
    Accumulated deficit                                                    (40,421)          244 (1) (3)           (40,177)
    Treasury stock                                                              (5)           --                        (5)
                                                                    ---------------      --------           ---------------
                   Total stockholders' equity                                1,674         1,865                     3,539
                                                                    ---------------      --------           ---------------
                                                                 $           6,666           (52)                    6,614
                                                                    ===============      ========           ===============

            See Notes to Pro Forma Consolidated Financial Statements

NOTES TO PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS:

  (1) Reflects the write-off of approximately $439,000 in liabilities and $178,000 in assets related to the dissolution of Extended Care Services, resulting in a gain on dissolution of approximately $261,000.

  (2) Reflects the allocation of estimated net proceeds of approximately $1.6 million from the sale of 23,779 shares of common stock through our Shareholders' Rights Offering ("Offering").

  (3) Reflects the application of the net proceeds from our Offering to pay off amounts outstanding under our credit facility and accrued liabilities associated with the Offering. Interest expense of $116,000 from the senior credit facility has been eliminated as if the facility had been paid off as of October 1, 1999. The tax impact of the proforma interest expense adjustment has also been reflected.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the audited consolidated financial statements, and notes thereto, included elsewhere in this report.

RECENT DEVELOPMENTS

       On August 25, 1999, Extended Care Services filed a Certificate of Dissolution with the Secretary of State of the State of Delaware. It was Extended Care Services' intent to dissolve under Section 280 and 281 of the Delaware General Corporate Law ("DGCL"). Subsequent to the filing, Extended Care Services informed all known and foreseeable creditors about its intent to dissolve and prepared a dissolution plan for which to pay its outstanding creditors.

       Certain contingent claims were sought against Extended Care Services. Most of these claims were the result of refunds for certain Medicaid payments made to Extended Care Services in prior years. These claims were based on audits performed by third-party fiscal intermediaries on behalf of the state. Extended Care Services settled certain claims brought against it in order to finalize its plan of dissolution to present to the Delaware Court of Chancery, which resulted in other income of approximately $527,000 for the year ended September 30, 2000.

       On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services' dissolution plan to distribute its remaining total assets of approximately $178,000 on a pro-rata basis, to its external creditors. The dissolution of Extended Care Services became effective on November 30, 2000, which was the first business day after which creditors could file an appeal of the final order and judgment issued by the Delaware Court of Chancery. Please refer to the Pro Forma Consolidated Financial Statements within this report to review the potential effect this transaction would have had on our September 30, 2000 financial statements if this event had occurred as of October 1, 1999.

       On November 20, 2000, as a result of a Shareholders' Rights Offering, we raised approximately $1,621,000, net of offering expenses, through the issuance of 23,779 shares of our common stock at $72.00 per share to our existing stockholders. We used $1,300,000 of the proceeds from this offering and $100,000 from operations to liquidate our promissory note with Bank of America. The remaining proceeds will be used as working capital. See the Pro Forma Consolidated Financial Statements within this report to review the potential effect this transaction would have had on our September 30, 2000 financial statements if this event had occurred as of October 1, 1999.

SOURCES OF FINANCING

       We had executed a promissory note with the Bank of America that had a $1.8 million maximum borrowing capacity, which was personally guaranteed by our Chief Executive Officer and one of our Directors. See Note 10 of Notes to Consolidated Financial Statements. This promissory note provides for a variable rate of interest based on the Eurodollar rate plus 2.6% and may expose us to certain interest rate risk resulting from changes in the Eurodollar rate, which we believe will have no significant impact to us. At September 30, 2000, we had drawn $1.4 million against the note.

       On November 20, 2000, we issued 23,779 shares of our common stock to our existing stockholders of record as of September 29, 2000, at $72.00 per share. Each stockholder, as of the record date, was allotted the right to purchase four new shares of our common stock for each share that they held. In addition, each stockholder was allowed to purchase additional shares from the shares allotted to other stockholders who did not choose to participate in the offering. We raised $1,621,000, net of offering expenses, from this offering, which was used to liquidate the outstanding promissory note with Bank of America. The remaining proceeds are expected to be used for working capital needs.

OVERVIEW OF REVENUE SOURCES

       Correctional Services generates revenues from the provision of specialty health care services to the inmates of correctional systems primarily under capitated rates based on inmate census. These revenues represented approximately 100%, 78% and 37% of net revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Net revenues in this subsidiary are reported on an accrual basis at the capitated rate applied to the number of inmates regardless of the services provided.

       While it was operational, Extended Care Services' revenues were generated primarily by billings to third-party payors based on a fee-for-service basis. Also, in certain instances, the patient was responsible for all or a portion of the services provided by the subsidiary. The Company recognized net revenues from Extended Care Services at the estimated net realizable amounts due from third-party payors, principally state and federal health insurers (including Medicare and Medicaid). Estimated amounts recognized by the Company are adjusted to actual at the time the payment for the services provided is actually received.

       Extended Care Services' revenues represented approximately 0%, 25%, and 52% of net revenues for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The decreased percentage of revenues in 2000, 1999 and 1998, reflects the effect of the sale of the remaining unprofitable extended care operations in December 1998 and our focus in growing our business in the correctional services market.

       While it was operational, our hospital division's revenues were primarily generated from payments at a fixed-rate for services provided based on the allowable cost of such services. Such payments were generally made by a third-party, principally Medicare, but also included Medicaid and other healthcare insurers. We had agreements with these third-party payors that provided for payments for patient services at amounts that differed from our established rates. For Medicare, we were reimbursed for cost reimbursable items at a tentative rate with final settlement determined after we submitted an annual cost report and an audit was completed by the Medicare fiscal intermediary. We have made final settlements for prior reporting periods for all of the freestanding facilities sold. The hospital division's revenues represented approximately 0%, (3)% and 11% of our revenues for the years ended September 30, 2000, 1999 and 1998, respectively.

       The following table describes our results of operations as a percentage of net revenues for the periods presented:

RESULTS FROM OPERATIONS

                                                                          YEAR ENDED SEPTEMBER 30
                                                            ---------------------------------------------
                                                                    2000            1999            1998
                                                                    ----            ----            ----
Net revenues                                                       100.0 %         100.0 %         100.0 %
Costs and expenses:
    Operating                                                       77.5            82.2            68.4
    General and administrative                                      20.1            26.8            25.7
    Provision for bad debts                                          0.9             4.9            11.4
    Depreciation and amortization                                    0.5             1.4             2.0
    Gain - sale of repossessed property                                -            (1.6)              -
    Gain - sale of freestanding facilities                             -               -            (8.5)
    Gain - extended care services operations                           -            (1.6)              -
    Writedown of long-term assets                                      -               -             1.5
Other (credits) charges:
    Interest expense - MEDIQ                                           -               -             2.6
    Interest expense - other                                         0.9             1.9             0.6
    Other income-net                                                (2.9)           (0.2)              -
                                                            -------------   -------------   -------------

Income (loss) before income taxes and extraordinary item             3.0           (13.8)           (3.7)
Income tax (benefit) expense                                       (18.4)            0.2             0.3
                                                            -------------   -------------   -------------
Income (loss) before extraordinary item                             21.4           (14.0)           (4.0)
Extraordinary item - gain on early extinguishment of debt              -               -            31.4
                                                            -------------   -------------   -------------
Net income (loss)                                                   21.4 %         (14.0) %         27.4 %
                                                            =============   =============   =============

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

       Net revenues for the year ended September 30, 2000, were $19,858,000 as compared to $18,388,000 for the prior year, an increase of $1,470,000 or 8%. This increase is the result of our continued efforts to grow our business and obtain new correctional services contracts. Net revenues from Correctional Services were $19,858,000 in 2000 as compared to $14,324,000 in 1999, an increase of $5,534,000 or 39%. Net revenues from the dissolved Extended Care Services operations were $0 in 2000 as compared to $4,546,000 in 1999. Settlements on third party cost reports related to our hospital division had a negative impact of $482,000 on net revenues in 1999.

       Operating expenses for the fiscal year ended September 30, 2000, were $15,396,000 as compared to $15,128,000 for the prior year, an increase of $268,000 or 2%. Correctional Services operating expenses were $15,396,000 as compared to $12,075,000, an increase of $3,321,000 or 28% primarily due to new contracts added during the year. Operating expenses related to the dissolved Extended Care Services operations were $0 in 2000 as compared to $3,053,000 in 1999.

       General and administrative expenses for the year ended September 30, 2000, were $3,999,000 as compared to $4,937,000 for the prior year, a decrease of $938,000 or 19%. This decrease is primarily attributed to the divesture of certain assets of the dissolved Extended Care Services operations in 1999. Correctional Services' general and administrative expenses were $1,391,000 in 2000 as compared to $896,000 in 1999, an increase of $495,000 or 55% primarily due to new contracts added during the year as well as marketing costs incurred in 2000 to grow our business. General and administrative expenses for the dissolved Extended Care Services operations were $36,000 in 2000 as compared to $1,699,000 in 1999. Costs incurred in 2000 from Extended Care Services were attributed to the wind down of costs associated with the assets sold in 1999. Corporate general and administrative expenses were $2,572,000 as compared to $2,342,000 in 1999, a $230,000 increase or 10% attributed to cost of living increases in our administrative personnel costs and an increase in franchise tax expense.

       Our provision for bad debts for 2000 decreased to $181,000 as compared to $898,000 for 1999. As a percentage of net revenues, the provision for bad debts was 0.9% in 2000 and 4.9% in 1999, respectively. The divestiture of certain operations of

Extended Care Services during the first quarter of 1999 has changed our operations from having a significant amount of our revenues on a fee-for-service basis, which required substantial bad debt reserves, to capitated revenue arrangements, which have fewer collectibility uncertainties. Our 2000 bad debt provision primarily represents our best estimate of potential uncollectible revenues for clients we serve in our PASARR program, who may not obtain the Medicaid coverage required to reimburse us for certain services we have provided and a provision for potential uncollectible revenues from our correctional fee-for-service business.

       Depreciation and amortization decreased to $98,000 in 2000 from $252,000 in the prior year due to the sale of certain Extended Care Services operations during the first quarter of 1999.

       Interest expense was $161,000 in 2000 as compared to $342,000 in 1999. Interest expense in 2000 is primarily from the promissory note with Bank of America, which we used to fund operations. In 1999, in addition to the promissory note, we incurred interest expense associated with a revolving line of credit used to fund Extended Care Services' operations, and a six-month loan with Heller Financial, formerly known as Healthcare Financial Partners, which was used to settle a note with MEDIQ.

       We recorded other income of $573,000 in 2000 related to the following transactions. In September 2000, as part of the dissolution of Extended Care Services, in return for an $88,000 payment, we settled a contingent liability associated with post-payment reviews of certain fee-for-service billings, which had been reserved for $615,000. As a result of this settlement, we recognized other income of $527,000 in 2000. We recorded income of $80,000 from bad debt recoveries on Extended Care Services' accounts receivable, which had been previously written off as bad debts. We recorded interest income of $36,000 from outstanding certificates of deposit held to secure performance bonds for existing contracts. We had a gain on sale on certain assets of $8,000 and we received income tax refunds of $41,000. We recorded a loss of $119,000 from the final settlement of Medicare cost reports of Mountain Crest Hospital, which was sold in April 1998, and certain legal settlements associated with Extended Care Services.

       Other income in 1999 was $37,000 of which $28,000 resulted from interest income earned on outstanding certificates of deposit held to secure performance bonds for existing contracts, $20,000 in other fees paid for an extension of payment terms for a note due to us and $5,000 from interest earned on operating cash accounts. We realized a gain of $17,000 from the final settlement with the former partners of ICH in regards to additional consideration due to the partners from the acquisition of HCI Services, Inc. in 1993. In addition, we realized a loss of $33,000 from the disposal of certain assets.

       We recognized a tax benefit of $3,661,000 in 2000 as a result of reducing the valuation allowance on our deferred tax assets due to our projections and estimates that the tax attributes will be fully utilized. We recognized a provision of income taxes of $39,000 in 1999.

       We are reporting net income of $4,257,000 in 2000 as compared to a net loss of $2,571,000 in 1999. Approximately $3,753,000 of 2000 net income was attributed to the recognition of a tax benefit as a result of reducing our valuation allowance on deferred tax assets during 2000. Approximately $1,722,000 of our 1999 net loss was attributed to the divesture of Mountain Crest Hospital, Oakview Hospital and the sale of certain assets of Extended Care Services.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

       Net revenues for the year ended September 30, 1999, were $18,388,000 as compared to $29,294,000 for the prior year, a decrease of $10,906,000 or 37%, which reflects the divestiture of assets in the third quarter of 1998 and in the first quarter of 1999. Net revenues from Correctional Services were $14,324,000 in 1999 compared to $10,888,000 in 1998. Correctional Services revenues increased $3,436,000 or 32% due to the new contracts that began in April, May and July of 1999. Net revenues from the Extended Care Services were $4,546,000 in 1999 as compared to $15,326,000 in 1998, a decrease of $10,780,000 or 70%.
The portion of the Extended Care Services operations that were sold in December 1998, accounted for $9,291,000 of the decrease. The remaining reduction in Extended Care Services revenues is primarily attributable to renewal of the Georgia Medicaid contract in the Correctional Services subsidiary effective May 1, 1999. In April 1998, we sold our last freestanding facility, Mountain Crest Hospital. Net revenues from freestanding facilities were $2,793,000 for 1998. Settlements on third party cost reports related to our hospital division had a negative impact of $482,000 on net revenues in 1999 as compared to a $287,000 positive impact on net revenues in 1998.

       Operating expenses for the year ended September 30, 1999, were $15,128,000 as compared to $20,040,000 in the prior year, a decrease of $4,912,000 or 25%. This decrease was attributable primarily to the divestiture of certain assets in the third quarter of 1998 and first quarter of 1999. Operating expenses for Correctional Services were $12,075,000 in 1999 compared to $9,613,000 in 1998. Correctional Services operating expenses increased $2,462,000 or 26% primarily due to the new contracts added in 1999. Extended Care Services operating expenses were $3,053,000 in 1999 as compared to $8,730,000. The decrease of $5,677,000 or 65% reflects the sale of substantially all of the Extended Care Services' operations with the exception of the Medicaid Georgia contract. The sale of Mountain Crest Hospital in April 1998 and the decrease in wind-up costs associated with hospitals sold in 1996 accounted for $1,697,000 of the decrease in operating expenses between 1999 and 1998.

       General and administrative expenses for the year ended September 30, 1999, were $4,937,000 as compared to $7,539,000 in prior year, a decrease of $2,602,000 or 35%. Again, this decrease was attributable primarily to the divestiture of certain assets in the third quarter of 1998 and first quarter of 1999. Correctional Services general and administrative expenses were $896,000 in 1999 as compared to $483,000 in 1998. General and administrative expenses increased by $413,000 as a result of additional personnel and facility costs associated with the new contracts secured by the subsidiary in 1999. Extended Care Services general and administrative expenses were $1,699,000 as compared to $3,934,000 in 1998. The decrease of $2,235,000 reflects the sale of certain Extended Care Services operations in fiscal year 1998 and the first quarter of 1999. The sale of Mountain Crest Hospital in April 1998 accounted for $917,000 of the decrease in general and administrative expenses between 1999 and 1998. Corporate general and administrative expenses were $2,342,000 in 1999 as compared to $2,238,000 in 1998. The increase in general and administrative expenses of $104,000 is attributed to increasing development efforts to grow the correctional services business.

       The provision for bad debts for 1999 decreased to $898,000 as compared to $3,326,000 for 1998. As a percentage of net revenues, the provision for bad debts was 4.9% in 1999 and 11.4% in 1998. The divestiture of certain operations in the third quarter of 1998 and first quarter of 1999 has changed our operation from having a significant amount of our revenues on a fee-for service basis, which required substantial bad debt reserves, to a capitated revenue base, which has fewer collectibility uncertainties. The 1998 bad debt provision related primarily to the estimated net realizable value of receivables generated in the Extended Care Services subsidiary and reserves on receivables remaining after the sale of our freestanding facilities. The decrease in the bad debt provision in 1999 reflects an overall reduction in accounts receivable remaining after the sale of the freestanding facilities and substantially all Extended Care Services assets.

       Depreciation and amortization decreased to $252,000 in 1999 from $597,000 in the prior year due to the sale of certain operations in the third quarter of 1998 and first quarter of 1999.

       In March 1999, we received $1,470,000 from the sale of a hospital property that we reacquired in September 1998 in a foreclosure. As a result of this transaction, we recorded a gain on the sale of $299,000 in 1999. In April 1998, we sold our last remaining freestanding psychiatric hospital operation, Mountain Crest Hospital in Fort Collins, Colorado for a cash price of approximately $6,500,000. As a result of the transaction, we reported a one-time gain of $2,465,000 in 1998.

       In December 1998, we sold certain assets related to the delivery of mental health services to residents of extended care facilities in the states of Pennsylvania, Georgia, Tennessee and Massachusetts. We received consideration of $1,020,000 for these transactions and recorded a gain on these sales of $301,000 in 1999.

       As a result of a settlement between MEDIQ, our former parent, and us in July 1998, there was no interest expense recorded for the note payable to MEDIQ in 1999 as compared to $757,000 in 1998. Other interest expense increased by $176,000 from $166,000 in 1998 to $342,000 in 1999. The increase in other interest expense was the result of interest costs related to the MHM Extended Care Services revolving line of credit with HealthCare Financial Partners, the six-month loan with HealthCare Financial Partners utilized to settle the MEDIQ note, and the increase in the line of credit with Bank of America used to fund current operations.

       Other income of $37,000 is attributable to $28,000 from interest income earned on certificates of deposit serving as performance bonds for existing contracts, $20,000 in other fees paid for an extension of payment terms for a note due to us and $5,000 from interest earned on operating cash accounts. We realized a gain of $17,000 from the final settlement with the former partners of ICH in regards to additional consideration due the partners from the acquisition of HCI Services, Inc. in 1993. In addition, we realized a $33,000 loss on disposal of certain assets.

       In July 1998, in return for a $3,000,000 payment, we settled an $11,800,000 judgment, brought against us by MEDIQ, our former parent. As a result of this settlement, we recognized an extraordinary gain of $9,185,000 related to early extinguishment of debt.

       The net loss in 1999 was $2,571,000 as compared to net income in 1998 of $7,996,000. Approximately $1,722,000 of our 1999 net loss can be attributed to the assets and operations sold in the sale of Mountain Crest Hospital and Oakview Hospital, as well as the sale of Extended Care Services' operations. The net income for 1998 was primarily derived from the gain on sale of our last freestanding hospital and the extraordinary gain on the MEDIQ settlement.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, we have funded operating losses through a combination of the proceeds derived from the sale of certain operations of our subsidiaries' operating units and through borrowed funds. As of September 30, 2000 we had stockholders' equity of $1,674,000 and a working capital deficit of $1,037,000.

       On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services' dissolution plan to distribute its total remaining assets of approximately $178,000 on a pro-rata basis, to its external creditors. Extended Care Services' external liabilities were $439,000 as of September 30, 2000. Please refer to the Pro Forma Consolidated Financial Statements within this report to review the potential effect this transaction would have had on our September 30, 2000 financial statements if this event had occurred as of October 1, 1999.

       On November 20, 2000, as a result of a Shareholders' Rights Offering, we raised approximately $1,621,000, net of offering expenses, through the issuance of 23,779 shares of our common stock at $72.00 per share to our existing stockholders. We used a portion of the proceeds from this offering to liquidate our promissory note with Bank of America. The remaining proceeds will be used as working capital. See the Pro Forma Consolidated Financial Statements within this report to review the potential effect this transaction would have had on our September 30, 2000 financial statements if this event had occurred as of October 1, 1999.

       As a result of the dissolution of Extended Care Services and investment capital raised through a Shareholders' Rights Offering, we have been able to reduce our working capital deficit. We believe our future operating results will produce additional working capital, which we intend to use to obtain additional contracts to provide mental health services in correctional facilities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. Under FASB Interpretation No. 44, if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. Under variable accounting, compensation cost is measured at each reporting period as the sum of the following:

    a. The intrinsic value of the award (if any) at the original measurement date

    b. The intrinsic value of the variable award that exceeds the lesser of the intrinsic value of the original award (1) at the original measurement date or (2) immediately prior to the modification.

The Company accounts for stock-based compensation for all modified awards in accordance with FASB Interpretation No. 44.

IMPACT OF INFLATION

       Behavioral health programs are labor intensive. As wages and employee benefit costs increase during inflationary periods, our outside suppliers may pass cost increases through to us, and our costs may rise proportionately. We have implemented systems to monitor and control increases in expenses. Our capitated contracts with the correctional systems may limit our ability to obtain corresponding revenue increases. Additionally, our capitated contracts with the correctional systems of Georgia and Tennessee and the subcontracts with Prison Health Systems and Career Development Systems are subject to an inflation risk if psychotropic drug costs exceed the contracted increase in the capitation rate we receive.

ITEM 8 FINANCIAL STATEMENTS

                                      Independent Auditors' Report         20
                                      - 2000 and 1999

                                      Consolidated Statements of
                                      Operations -
                                      Three Years Ended                    21
                                      September 30, 2000

                                      Consolidated Balance Sheets -
                                      September 30, 2000 and 1999          22

                                      Consolidated Statements of
                                      Stockholders' Equity (Deficit) -
                                      Three Years Ended                    23
                                      September 30, 2000

                                      Consolidated Statements of           24-
                                      Cash Flows -                         25
                                      Three Years Ended September
                                      30, 2000

                                      Notes to Consolidated                26-
                                      Financial Statements                 43

                                      Schedule II - Valuation and          44
                                      Qualifying Accounts and
                                      Reserves

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
MHM Services, Inc.:

We have audited the accompanying consolidated balance sheets of MHM Services, Inc. and subsidiaries (the Company), as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully discussed in footnote 17, on October 30, 2000, the Delaware Court of Chancery approved Extended Care Services' dissolution plan to distribute its total remaining assets, on a pro-rata basis, to its external creditors. The dissolution of Extended Care Services became effective on November 30, 2000. Also, as more fully discussed in footnote 17, on November 20, 2000, the Company raised $1,621,000, net of offering expenses, in investment capital as a result of a Shareholders' Rights Offering.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MHM Services, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
January 10, 2001

                       MHM SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended September 30, 2000, 1999 and 1998

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
Net revenues (note 12)                                          $19,858,000      18,388,000      29,294,000
                                                               ------------    ------------    ------------
Costs and expenses:
  Operating                                                      15,396,000      15,128,000      20,040,000
  General and administrative                                      3,999,000       4,937,000       7,539,000
  Provision for bad debts                                           181,000         898,000       3,326,000
  Depreciation and amortization                                      98,000         252,000         597,000
  Gain on sale of freestanding facilities (note 3)                       --        (299,000)     (2,465,000)
  Writedown of long-term assets (note 5)                                 --              --         430,000
  Gain on sale of extended care division assets
  (note 4)                                                               --        (301,000)             --
  Other (credits) charges:
    Interest expense - MEDIQ (note 10)                                   --              --         757,000
    Interest expense - other                                        161,000         342,000         166,000
    Other income, net (notes 2, 4 and 6)                           (573,000)        (37,000)             --
                                                               ------------    ------------    ------------
                                                                 19,262,000      20,920,000      30,390,000
                                                               ------------    ------------    ------------
Income (loss) before income taxes and extraordinary
item                                                                596,000      (2,532,000)     (1,096,000)
Income tax expense (benefit)(note 13)                            (3,661,000)         39,000          93,000
                                                               ------------    ------------    ------------
Income (loss) before extraordinary item                           4,257,000      (2,571,000)     (1,189,000)
Extraordinary item (note 10)                                             --              --       9,185,000
                                                               ------------    ------------    ------------
        Net income (loss)                                       $ 4,257,000      (2,571,000)      7,996,000
                                                               ============    ============    ============
Earnings (loss) per common share-basic:
    Income (loss) before extraordinary item                     $    584.19         (376.92)        (175.68)
    Extraordinary item                                                   --              --        1,357.12
                                                               ------------    ------------    ------------
        Net income (loss)                                       $    584.19         (376.92)       1,181.44
                                                               ============    ============    ============
Weighted average shares outstanding                                   7,287           6,821           6,768
                                                               ============    ============    ============
Earnings (loss) per common share-diluted:
    Income (loss) before extraordinary item                     $    497.60         (376.92)        (175.68)
    Extraordinary item                                                   --              --        1,357.12
                                                               ------------    ------------    ------------
        Net income (loss)                                       $    497.60         (376.92)       1,181.44
                                                               ============    ============    ============
Diluted weighted average shares outstanding                           8,555           6,821           6,768
                                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                       MHM SERVICES, INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets

                         September 30, 2000 and 1999

                                  ASSETS                              2000            1999
                                                                  ------------    ------------
Current assets:
  Cash and cash equivalents                                       $    211,000           6,000
  Accounts receivable, less allowances of $111,000
   and $337,000 in 2000 and 1999, respectively (note 12)             1,479,000       1,094,000
  Prepaid expenses (note 10)                                           347,000         284,000
  Estimated third-party payor settlements (note 6)                          --          61,000
  Other current assets (note 7)                                        267,000         269,000
  Deferred income taxes (note 13)                                      251,000              --
                                                                  ------------    ------------
        Total current assets                                         2,555,000       1,714,000
Property and equipment, net (note 8)                                    85,000         142,000
Restricted cash                                                        275,000         275,000
Other assets                                                           106,000         151,000
Deferred income taxes (note 13)                                      3,645,000              --
                                                                  ------------    ------------
                                                                  $  6,666,000       2,282,000
                                                                  ============    ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Cash overdrafts                                                 $         --          24,000
  Accounts payable                                                     454,000         618,000
  Accrued payroll and related expenses                                 977,000         607,000
  Estimated third-party payor settlements (note 6)                     106,000         784,000
  Other accrued expenses (note 9)                                    1,675,000       1,235,000
  Notes payable (note 10)                                              170,000         187,000
  Line of credit (note 10)                                                  --       1,000,000
  Current maturities of long-term debt (note 10)                        67,000         275,000
  Deferred income taxes (note 13)                                      143,000              --
                                                                  ------------    ------------
        Total current liabilities                                    3,592,000       4,730,000
Long-term debt (note 10)                                             1,400,000           5,000
                                                                  ------------    ------------
                                                                     4,992,000       4,735,000
                                                                  ------------    ------------
Stockholders' equity (deficit) (note 14):
  Preferred stock ($0.01 par value; 5,000,000 shares authorized;
   no shares issued and outstanding)                                        --              --
  Common stock ($0.01 par value; 15,000,000 shares authorized;
   7,287 shares issued at September 30, 2000 and 1999; 7,266 and
   7,287 shares outstanding at September 30, 2000 and 1999,
   respectively)                                                            --              --
Additional paid-in capital                                          42,100,000      42,225,000
Accumulated deficit                                                (40,421,000)    (44,678,000)
Treasury stock, 21 common shares at September 30, 2000, at cost         (5,000)             --
                                                                  ------------    ------------
        Total stockholders' equity (deficit) (note 17)               1,674,000      (2,453,000)
                                                                  ------------    ------------
Commitments and contingencies (note 11)
                                                                  $  6,666,000       2,282,000
                                                                  ============    ============

See accompanying notes to consolidated financial statements.

                       MHM SERVICES, INC. AND SUBSIDIARIES

            Consolidated Statements of Stockholders' Equity (Deficit)

                  Years ended September 30, 2000, 1999 and 1998


                                             COMMON STOCK      ADDITIONAL
                                         ---------------------   PAID-IN    ACCUMULATED    TREASURY
                                           SHARES     AMOUNT     CAPITAL      DEFICIT        STOCK        TOTAL
                                         -----------  -------- ------------ ------------- ------------ -------------
Balance, September 30, 1997                6,743    $   --      41,833,000    (50,103,000)        --     (8,270,000)


    Exercise of stock options                 50        --          12,000             --         --         12,000
    Issuance of stock warrants in
      connection with MEDIQ
      settlement (note 14)                    --        --         128,000             --         --        128,000
    Net income                                --        --              --      7,996,000         --      7,996,000
                                         -----------  -------- ------------ ------------- ------------ -------------
Balance, September 30, 1998                6,793        --      41,973,000    (42,107,000)        --       (134,000)


    Issuance of stock warrants in
      connection with line of credit
      (note 10)                               --        --         143,000             --         --        143,000
    Shares issued in connection with
      ICH earnout settlement (note 4)        494        --         109,000             --         --        109,000
    Net loss                                  --        --              --     (2,571,000)        --     (2,571,000)
                                         -----------  -------- ------------ ------------- ------------ -------------
Balance, September 30, 1999                7,287        --      42,225,000    (44,678,000)        --     (2,453,000)


    Issuance of stock warrants in
      connection with line of credit
      (note 10)                               --        --          69,000             --         --         69,000
    Purchase of fractional shares
      from reverse stock split (note 14)      --        --         (66,000)            --         --        (66,000)
    Repurchase of stock warrants
      issued in connection with
      MEDIQ settlement (note 14)              --        --        (128,000)            --         --       (128,000)
    Purchase of treasury stock (note 14)     (21)       --              --             --     (5,000)        (5,000)
    Net income                                --        --              --      4,257,000         --      4,257,000
                                          ---------------------------------- ------------- ------------   -----------
Balance, September 30, 2000                7,266      $ --      42,100,000    (40,421,000)    (5,000)     1,674,000
                                          ===========  ======== ============ ============= ============ =============


See accompanying notes to consolidated financial statements.

                       MHM SERVICES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended September 30, 2000, 1999 and 1998

                                                                       2000           1999           1998
                                                                   -----------    -----------    -----------
Cash flows from operating activities:
  Net income (loss)                                                $ 4,257,000     (2,571,000)     7,996,000
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                     98,000        252,000        597,000
      Issuance of stock warrants                                        69,000        143,000             --
      Provision for bad debts                                          172,000        898,000      3,326,000
      Gain on sale of freestanding facilities                               --       (299,000)    (2,465,000)
      Gain on sale of extended care operations                              --       (301,000)            --
      Gain on early extinguishment of debt                                  --             --     (9,185,000)
      Gain on sale of investments                                      (13,000)            --             --
      Gain on third-party settlement (note 2)                         (527,000)            --             --
      Loss on disposal of assets                                         5,000         33,000         28,000
      Writedown of long-term assets                                         --             --        430,000
      Increase (decrease) in cash from changes in:
        Accounts receivable and estimated third-party
        payor settlements, net                                        (687,000)     1,665,000     (2,997,000)
        Prepaid expenses and other assets                              125,000        (69,000)       141,000
        Deferred rent                                                       --             --        (31,000)
        Accounts payable                                              (164,000)       193,000       (531,000)
        Accrued payroll and related expenses                           370,000       (223,000)      (162,000)
        Accrued expenses - MEDIQ                                            --             --        817,000
        Other accrued expenses                                         349,000       (482,000)      (308,000)
        Deferred taxes                                              (3,753,000)            --             --
                                                                    ----------    -----------    -----------
            Net cash provided by (used in) operating activities        301,000       (761,000)    (2,344,000)
                                                                   -----------    -----------    -----------
Cash flows from investing activities:
  Proceeds from sale of extended care division, freestanding
    facilities and joint venture                                            --      2,341,000      3,688,000
  Proceeds from sale of investments                                     50,000             --             --
  Disposal of extended care services assets                                 --        143,000             --
  Capital expenditures for property and equipment                      (46,000)       (45,000)       (23,000)
  Collections on notes receivable                                       40,000        100,000             --
  Change in restricted cash                                                 --        251,000         11,000
  Other assets                                                              --             --         65,000
  Other liabilities                                                         --             --        (19,000)
                                                                   -----------    -----------    -----------
            Net cash provided by investing activities                   44,000      2,790,000      3,722,000
                                                                    ----------    -----------    -----------
Cash flows from financing activities:
  Change in cash overdrafts                                            (24,000)        24,000             --
  Borrowings                                                           500,000      3,514,000     12,651,000
  Debt repayments                                                     (508,000)    (5,615,000)   (14,095,000)
  Purchase of treasury stock                                            (5,000)            --             --
  Cash payout for fractional shares                                    (66,000)            --             --
  Repurchase of stock warrants                                         (37,000)            --             --
  Other                                                                     --             --         12,000
                                                                   -----------    -----------    -----------
            Net cash used in financing activities                     (140,000)    (2,077,000)    (1,432,000)
                                                                   -----------    -----------    -----------
            Increase (decrease) in cash and cash equivalents           205,000        (48,000)       (54,000)

Cash and cash equivalents:
  Beginning of year                                                      6,000         54,000        108,000
                                                                   -----------    -----------    -----------
  End of year                                                      $   211,000          6,000         54,000
                                                                   ===========    ===========    ===========

                                                                                                  (Continued)

                      MHM SERVICES, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended September 30, 2000, 1999 and 1998


                                                                            2000       1999       1998
                                                                          --------   --------   --------
Supplemental disclosure of cash flow information:
  Interest paid                                                           $151,000    376,000    292,000
  Income taxes paid                                                         83,000         --         --
                                                                          ========   ========   ========
Supplemental disclosure of non-cash investing and financing activities:
  Note obtained for insurance premiums                                    $178,000    225,000    107,000
  Note received from sale of Extended Care Services assets                      --    170,000         --
  Issuance of stock warrants - to obtain financing from HCFP                    --         --    128,000
  Issuance of stock - settlement of ICH earnout                                 --    109,000         --
                                                                          ========   ========   ========

See accompanying notes to consolidated financial statements.

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


(1)     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     ORGANIZATION AND BUSINESS DESCRIPTION

                MHM Services, Inc. (the Company), through its wholly-owned subsidiary, MHM Correctional Services, Inc. (Correctional Services) is a provider of mental health services to prison inmates and long-term care residents under capitated contract arrangements with state correctional and other governmental agencies. The Company formerly had provided on-site behavioral mental healthcare services through its wholly-owned subsidiary, MHM Extended Care Services, Inc. (Extended Care Services) and inpatient services through its Hospital Division and MHM of Colorado Inc.

                The Company primarily operates in four states. The Company's net revenues are derived primarily from three contracts with the state of Georgia, one contract with the state of Tennessee, and one subcontract with a prime contractor in the states of Florida and Mississippi. The Company is compensated based on the number of inmates or residents in each of the facilities. The Company's contracts provide for fixed capitation rates. The terms of each contract vary and can be from one to four years. Currently, the Company's contracts expire at various dates through March 31, 2004. Contracts for more than one year have annual renewal options for multiple years, which are exercisable on mutual agreement between the Company and the government agency or contractor. Most of the contracts are subject to termination for convenience by either party. Management of the Company is not aware of any circumstances that would cause an agency to terminate an existing agreement.

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

        (d)     ACCOUNTS RECEIVABLE

                The Company's accounts receivable are primarily for services rendered to residents of correctional and long-term care facilities. The amounts are due from the state agencies and the prime contractors with which the Company has contracted. The Company maintains an allowance for potential losses from uncollectible accounts.

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        (e)     PROPERTY AND EQUIPMENT

                Property and equipment are stated at cost. Capital leases are recorded at the present value of future lease payments. The Company provides for depreciation and amortization on a straight-line basis as follows:

                Furniture, fixtures, and equipment              5-8 years
                Equipment, under capital lease                  5-8 years
                Leasehold improvements                      life of lease


        (f)     RESTRICTED CASH

                Restricted cash consists of certificates of deposit, which secure performance bonds obtained as required by a correctional contract with the State of Tennessee and a Medicaid capitation contract with the State of Georgia.

        (g)     CARRYING VALUE OF LONG-TERM ASSETS

                The Company evaluates the carrying value of its long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future cash flows will be less than the carrying value of the assets. Measurement of the amount of impairment, if any, is based upon the difference between the carrying value and fair value (see note 5).

        (h)     REVENUE RECOGNITION

                The Company has agreements with state correctional and other governmental agencies and a contractor to provide mental health services to prison inmates and long-term care residents. Under these agreements, the Company receives monthly capitated payments based on the number of participants, regardless of services actually performed by the Company. These capitated payments are earned and recognized as revenue on a monthly basis.

                During 1999 and 1998, net revenues also include fee-for-service revenues from patients and third-party payors for inpatient and on-site mental health services. Retroactive adjustments under reimbursement agreements with third-party payors are accrued on an estimated basis in the period in which the related services are rendered and adjusted in future periods, as final settlements are determined.

        (i)     CONTRACT ACQUISITION COSTS

                Contract acquisition costs are expensed as incurred.

        (j)     MALPRACTICE INSURANCE COVERAGE

                Medical malpractice claims are covered by a medical malpractice insurance policy, which is a claims-made policy with a prepaid five-year extended reporting period included.


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        (k)     EARNINGS (LOSS) PER SHARE

                Historical

                Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding and diluted earnings per common share is computed using the weighted average number of common shares outstanding and dilutive stock warrants under the treasury stock method.

                The following table reconciles the weighted average common shares used in the basic earnings per common share calculation and the weighted average common shares and common share equivalents used in the diluted earnings per common share


                                                                               SEPTEMBER 30,
                                                         --------------------------------------------------
                                                               2000               1999            1998
                                                         -----------------   ---------------  -------------
Weighted average common shares (basic)                           7,287             6,821          6,768
Stock warrant equivalent shares                                  1,268               --             --
                                                         -----------------   ---------------  -------------
Weighted average common shares and
    common share equivalents (diluted)                           8,555             6,821          6,768
                                                         =================   ===============  =============


              The Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded from the loss per share calculation for the years ended September 30, 1999 and 1998, because the effect would be anti-dilutive. These securities outstanding consisted of 1,479 and 1,032 stock warrant equivalent shares at September 30, 1999 and 1998, respectively.

              Pro Forma (unaudited)

              Pro forma earnings per share for the year ended September 30, 2000, is computed using the weighted average number of common shares outstanding, including the pro forma effects of the issuance of new shares upon the closing of the Company's Shareholders' Rights Offering (see note 17), as if such event occurred on October 1, 1999. The resulting pro forma adjustment includes an increase in the weighted average shares used to compute the basic and diluted earnings per share of 23,779 shares for the year ended September 30, 2000.

              A reconciliation of shares used in the pro forma calculation is as follows:

                                                                        SEPTEMBER 30,
                                                                             2000
                                                                       -----------------
Shares used in computing basic earnings per share                              7,287
Adjustment to reflect the issuance of new shares (unaudited)                  23,779
                                                                       -----------------
Shares used in computing pro forma basic earnings per share
    (unaudited)                                                               31,066
                                                                       =================
Shares used in computing diluted earnings per share                            8,555
Adjustment to reflect issuance of new shares (unaudited)                      23,779
                                                                       -----------------
Shares used in computing diluted pro forma earnings per share
    (unaudited)                                                               32,334
                                                                       =================

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        (l)     FAIR VALUE OF FINANCIAL INSTRUMENTS

                The fair value of cash and cash equivalents, restricted cash, accounts receivable, estimated third-party payor settlements receivable and payable, accounts payable, accrued payroll and related expenses, other accrued expenses, capital lease obligations, notes payable and lines of credit are equivalent to their carrying value because of the short-term maturity of those instruments. The fair value of the Company's long-term debt (see note 10) is considered to be equivalent to its carrying value based upon consideration of borrowings with similar credit ratings, collateral and maturities.

        (m)     USE OF ESTIMATES

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of net revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates include the allowance for potential losses from uncollectible accounts receivable and estimates of assets and liabilities due from/to third-party payors.

        (n)     INCOME TAXES

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

        (o)     STOCK OPTION PLAN

                The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees (APB
                25), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price.

                Effective September 30, 2000, the Board of Directors declared a repricing of all stock options outstanding by lowering the exercise price to the fair market value of the Company's stock as of September 30, 2000 (see note 14). Upon the declaration of the repricing of all outstanding stock options, the Company accounts for stock-based compensation for all modified awards in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Under FASB Interpretation No. 44, if the exercise price of a fixed stock option award is reduced, the award shall be


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


                accounted for as variable from the date of modification to the date the award is exercised, forfeited, or expires unexercised. Under variable accounting, compensation cost is measured at each reporting period as the sum of the following:

                1. The intrinsic value of the award (if any) at the original measurement date, plus

                2. The intrinsic value of the variable award that exceeds the lesser of the intrinsic value of the original award
                        (a) at the original measurement date or (b) immediately prior to the modification.

        (p)     RECLASSIFICATIONS

                Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.


(2)     DISSOLUTION OF EXTENDED CARE SERVICES

        On August 25, 1999, Extended Care Services filed a Certificate of Dissolution with the Secretary of State of the State of Delaware. Subsequent to the filing, Extended Care Services informed all known and foreseeable creditors about its intent to dissolve and prepared a dissolution plan for which to pay its outstanding creditors.

        As part of the dissolution process of Extended Care Services, the Company obtained a final settlement with a third-party payor relating included in other income to post payment reviews of fee-for-service billings that resulted in a gain of $527,000 included in other income for the year ended September 30, 2000.

        On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services' dissolution plan to distribute its remaining total assets of approximately $178,000, on a pro-rata basis, to its external creditors. The dissolution of Extended Care Services became effective on November 30, 2000, which was the first business day after which creditors could file an appeal of the final order and judgment issued by the Delaware Court of Chancery. The pro forma financial results of this subsequent event are described in Note 17.


(3)     SALE OF FREESTANDING FACILITIES

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

        The Company sold its last freestanding behavioral health facility, Mountain Crest Hospital, on April 17, 1998. The hospital operations, together with certain assets previously leased by the Hospital, were sold to Poudre Valley Hospital for a cash purchase price of approximately $6,500,000. In

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        connection with the sale to Poudre Valley, the Company acquired the previously leased assets for a purchase price of $2,700,000. As a result of this sale, the Company reported a pretax gain of approximately $2,465,000 in fiscal 1998.

(4)     ACQUISITIONS AND DIVESTITURES

        (a)     HCI SERVICES

                In November 1993, Extended Care Services acquired substantially all of the assets and assumed certain liabilities of Atlanta-based ICH Services, L.L.C. (ICH) (successor to HCI Services, Inc.), which provided behavioral health and other specialized medical services under annual contracts with extended care facilities. The purchase price consisted of 660 shares of the Company's common stock, as well as certain additional consideration payable in cash or additional shares of the Company's common stock at the option of the former ICH members, after the third anniversary of the acquisition (November 18, 1996) in an amount equal to approximately 20 percent of the appraised fair market value of the acquired operations.

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

                On September 9, 1999, the Company negotiated a final settlement with the former partners of ICH to pay the additional consideration with 500 shares of the Company's common stock. The common stock was issued in September 1999 at its fair value of approximately $109,000. At the time of settlement, substantially all the assets previously acquired had been sold. Therefore, the effect of this settlement resulted in a reversal of amounts previously accrued totaling $337,000, a write down of remaining goodwill totaling $209,000, and the remainder credited to other income, net.

        (b)     LIBERTY BAY

                Effective as of December 1, 1996, Extended Care Services acquired, pursuant to an Agreement (the Liberty Bay Agreement) by and among the Company, MHM Extended Care Services, Inc., Liberty Bay Colony Health Services, Inc. (Liberty Bay) and Liberty Management Group, Inc. (Liberty Management), certain assets and contractual rights from Liberty Bay which constituted Liberty Bay's geropsychiatric management services operations in Massachusetts. Extended Care Services integrated the Liberty Bay operations with MHM Counseling Services and the combined operations from the date of acquisition operated under the name "MHM/Bay Colony Counseling Services."

                As consideration for the purchase, Extended Care Services paid Liberty Bay $150,000 in cash and issued a promissory note in the principal amount of $150,000. The note provides for quarterly interest payments at an annual rate of nine percent and the payment of the principal amount in one installment on December 1, 1999. Extended Care Services obtained an extension of the payment of the principal amount of the note to December 31, 2000.

                On December 31, 1998, Extended Care Services entered into an agreement with another organization to sell certain of the assets related to the delivery of outpatient mental health

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


                services and services to patients of extended care facilities in the state of Massachusetts. These assets were sold for $850,000, and resulted in a gain on sale of approximately $290,000 in fiscal 1999.

        (c)     APOGEE

                Effective as of March 31, 1997, Extended Care Services acquired certain assets and contractual rights related to the long-term care operations of Apogee, Inc. in Pennsylvania and Tennessee. As consideration for the purchase, Extended Care Services paid $100,000 in cash, issued a three-year promissory note in the principal amount of $125,000, and the Company issued 400 shares of common stock of MHM Services, Inc. at $250 per share. The note provides for interest payments six months after the closing date for the first two quarters and quarterly thereafter at an annual interest rate of seven percent and annual principal payments.

                On December 16, 1998, the Company entered into an agreement with another organization to divest certain assets related to the delivery of mental health services to patients of extended care facilities in the state of Tennessee. No consideration was received; however, the Company was relieved of managing the business. The sale resulted in a loss of $4,000 that was recognized in fiscal 1999. Losses of approximately $176,000, consisting of the write down of related intangibles, were recognized in fiscal 1998.

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


(5)     WRITEDOWN OF LONG-TERM ASSETS

        In September 1998, the Company decided to sell certain additional assets and contractual rights related to Extended Care Services as described in note 4. In connection with this decision, the Company determined that the recoverability of remaining goodwill and other intangible assets relating to a portion of the HCI Services and Apogee acquisitions was permanently impaired. As a result, the carrying value of goodwill and other intangibles relating to these operations was written down resulting in a charge of $430,000 in the year ended September 30, 1998.


(6)     THIRD-PARTY PAYORS

        The Company had agreements with third-party payors that provided for payments for patient services at amounts that differed from its established rates. The Company has negotiated final settlements with all third-party payors for all reporting periods.

        Final settlements with third-party payors for prior cost reporting periods resulted in an increase to other income of $599,000 for the year ended September 30, 2000. Tentative and final settlements with third-party payors for prior cost reporting periods and post payment reviews of fee-for-service billings have resulted in adjustments to decrease net revenues by approximately $1,056,000 for the year ended September 30, 1999, and increase net revenues by $762,000 for the year ended September 30, 1998.

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        Payment arrangements that the Company had with major third-party payors relating to operations which have all been sold as of September 30, 1999 included cost reimbursement, prospectively determined rates per discharge, prospectively determined daily rates, and discounted fee-for-service.


(7)     OTHER CURRENT ASSETS

        Other current assets includes the following:


                                                                  2000            1999
                                                              --------------  --------------
Deposits                                                   $     163,000         248,000
Capitalized offering costs (note 14)                              91,000             --
Other current assets                                              13,000          21,000
                                                              --------------  --------------
                                                           $     267,000         269,000
                                                              ==============  ==============


(8)     PROPERTY AND EQUIPMENT

        Property and equipment includes the following:


                                                    2000                 1999
                                                  ---------           ---------
Leasehold improvements                           $    5,000              23,000
Furniture, fixtures, and equipment                  790,000             761,000
Equipment under capital lease                       187,000             187,000
                                                  ---------           ---------
                                                    982,000             971,000
Less accumulated depreciation                      (897,000)           (829,000)
                                                  ---------           ---------
                                                 $   85,000             142,000
                                                  =========           =========


        Depreciation expense related to property and equipment was $98,000, $120,000, and $191,000 for fiscal 2000, 1999, and 1998, respectively.


(9)     OTHER ACCRUED EXPENSES

        Other accrued expenses includes the following:

                                                                  2000            1999
                                                              --------------  --------------
Accrued professional fees                                  $     336,000         330,000
Accrued pharmaceutical costs                                     724,000         491,000
Accrued miscellaneous taxes                                       89,000         106,000
Other accrued expenses                                           526,000         308,000
                                                              --------------  --------------
                                                           $   1,675,000       1,235,000
                                                              ==============  ==============


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


(10)    LONG-TERM DEBT

        (a)     PROMISSORY NOTE

                In October 1997, the Company borrowed an aggregate of $500,000 under a line credit with Bank of America. Michael S. Pinkert, Chairman and Chief Executive Officer, personally guaranteed the debt. William Ferretti, Director, and Lee Calligaro, former Vice President and General Counsel of the Company, each indemnified Mr. Pinkert on his guarantee to the extent of $100,000. In conjunction with the personal guarantee and indemnifications, the Company awarded Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, warrants of 108, 36, and 36, respectively, to purchase the Company's common stock at an exercise price of $755 per share. In addition, for each month there was an outstanding balance on the line of credit, the Company issued additional warrants to purchase shares of the Company's common stock at $755 per share. The Company granted warrants equal to one-half percent of the average loan balance that was outstanding at the end of each month, based on the guarantor's and indemnitors' pro-rata share. The line of credit was originally due on March 31, 2000.

                In fiscal 1999, a reduction of the warrant exercise price to $50 was made to Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and indemnitors of the line of credit, who earned warrants of 210, 70, and 70, respectively, during the period that the obligation was outstanding. The Company recorded $59,000 of expense in fiscal 1999 for the reduction in the warrant exercise price.

                In June 1999, the Company increased the line of credit to a maximum borrowing capacity of $1,300,000 with a commitment fee of 0.5 percent. The due date on the line of credit was extended to May 31, 2000. Mr. Pinkert personally guaranteed the entire line of credit. For his guaranty in June 1999, the Company granted an additional 180 warrants at $50 per share. Mr. Ferretti, John Silverman, Dr. Jacob Shipon, directors of the Company, and Mr. Calligaro, indemnified Mr. Pinkert on his guarantee to the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro-rata basis based on their individual indemnification, a total of 198 warrants at $50 per share. The Company also granted warrants equal to one-half percent of the average loan balance that is outstanding at the end of each month, based on the guarantor's and indemnitors' pro-rata share, at an exercise price of $50 per share.

                Effective May 31, 2000, the Company converted its line of credit of $1,300,000 to a promissory note due on May 31, 2002. Interest rate is at the Eurodollar rate plus 2.6 percent per annum, (weighted-average interest rate of 8.8 percent for the year ended September 30, 2000). The note has a revolving feature that allows the Company to borrow, repay, and re-borrow up to the maximum aggregate amount. On July 13, 2000, with no changes in the original terms, the Company increased the borrowing capacity on the note to $1,800,000 of which the Company had drawn $1,400,000 as of September 30, 2000.

                Mr. Pinkert and Dr. Shipon have personally guaranteed this note in the amounts of $1,300,000 and $500,000, respectively. For their guarantees, the Company granted Mr. Pinkert an additional 180 warrants and Dr. Shipon 126 warrants to purchase stock of the Company at $50 per share. As compensation to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, the Company grants warrants at one and one-half percent of the average note balance that is outstanding at the end of each month, based on the guarantors' pro-rata share, at an exercise price of $50 per share.


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


        (b)     TERM LOANS AND CAPITAL LEASE OBLIGATIONS

                At September 30, 2000 and 1999, the Company had term loans and a capital lease obligation outstanding totaling $67,000 and $213,000, respectively. The various term loans relate to the Apogee, Liberty Bay, and MHM Counseling acquisitions, which bear interest at rates ranging from seven percent to nine percent (see note 4). Effective November 30, 2000, outstanding obligations from these term loans have been settled as part of the dissolution process of Extended Care Services (see notes 2 and 17).

                The capital lease obligations are payable in monthly installments including interest at rates ranging from nine percent to thirteen percent through January 2001 and are collateralized by certain assets with a net book value of $0 and $40,000 at September 30, 2000 and 1999, respectively.

                The note to Mentor totaling $47,000 at September 30, 2000, is technically in default for nonpayment of principal and therefore is classified as a current liability in the consolidated financial statements. The note was paid on December 8, 2000, from the remaining assets of Extended Care Services as part of the dissolution process.

        (c)     NOTES PAYABLE

                At September 30, 2000 and 1999, the Company had promissory notes outstanding totaling $170,000 and $187,000, respectively. The notes were issued to insurance underwriters to finance the purchase of certain insurance policies. The notes are being repaid in monthly installments with interest of 8 percent and are payable by July 1, 2001. The notes are secured by prepaid insurance premiums, which are classified as prepaid expenses in the accompanying consolidated balance sheets.

                Scheduled maturities of all long-term debt are as follows:

                YEAR ENDING SEPTEMBER 30,
                2001                                   $     67,000
                2002                                      1,400,000
                                                         --------------
                                                       $  1,467,000
                                                         ==============



        (d)     MEDIQ

                In connection with the spin-off of the Company by MEDIQ, its former corporate parent, on August 31, 1993, the Company executed a five-year note (the MEDIQ Note) for the balance of unpaid payment obligations imposed on the Company by MEDIQ and described by MEDIQ as management fees and intercompany interest. The original principal amount of the MEDIQ Note was $11,500,000, which bore interest at a rate of prime plus 1.5 percent, with monthly payments of interest only through September 1995 and then monthly principal and interest payments for the following three years.

                On July 15, 1998, the Company and MEDIQ settled an $11,800,000 judgment against the Company for repayment of this debt in return for a cash payment of $3,000,000 by the Company. MEDIQ released the Company and its affiliates from any and all other liabilities. The settlement resulted in an extraordinary gain for fiscal 1998 of approximately $9,185,000.

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


(11)    COMMITMENTS AND CONTINGENCIES

        (a)     LEASES

                The Company leases certain equipment and office facilities under non-cancelable operating leases. The future minimum lease payments under all non-cancelable operating leases as of September 30, 2000 are:

                2001                                    $     173,000
                2002                                          169,000
                2003                                          155,000
                2004                                           81,000
                                                           --------------
                  Total future minimum lease payments   $     578,000
                                                           ==============



                Rent expense under all operating leases was approximately $211,000, $357,000, and 938,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

        (b)     LITIGATION

                The Company is involved in various other legal proceedings incidental to its business, some of which may be covered by insurance. The Company knows of no litigation, either pending or threatened, which is likely to have a material adverse effect on the Company's consolidated financial position.

        (c)     MALPRACTICE INSURANCE

                The Company has a general and professional liability policy that is written on a claims-made basis with a five-year prepaid extended reporting period. This means coverage is extended for events reported sixty months after the policy ends, as long as the event occurred during the policy period. The coverage per occurrence is $1,000,000 with a $3,000,000 aggregate per year.


(12)    CONCENTRATION OF CREDIT RISK

        The Company generates revenues based on fee-for-service arrangements as well as from capitated contract arrangements with state correctional and other governmental agencies. Net revenues generated under its fee-for-service arrangements approximated $918,000, $2,207,000, and $14,864,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Revenues generated from the Company's capitated contract arrangements approximated $18,940,000, $16,181,000, and $14,430,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998



        Approximately 98 percent, 89 percent, and 48 percent of the Company's revenues for the years ended September 30, 2000, 1999, and 1998, respectively, relates to amounts earned under four contracts to provide mental health services to residents of correctional and long-term care facilities. Contracts with revenues exceeding 10 percent of the Company's total consolidated revenues were as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                  ----------------------------------------
                                                      2000           1999         1998
                                                  --------------  ------------  ----------
Georgia Department of Corrections                           49%           49%         29%
Georgia Department of Medical Assistance                    20%           20%         12%
Tennessee Department of Corrections                         11%           12%          7%
Florida Department of Corrections                           18%            8%          0%



        The Company's accounts receivable are for services rendered to the state correctional and other governmental agencies and a prime contractor with which MHM has a capitated contract arrangement. Accounts receivable under these contracts with an outstanding balance of 10 percent of total accounts receivable or greater at September 30, 2000, are as follows:


                                                                    SEPTEMBER 30, 2000
                                                                   ----------------------
Prison Health Services                                                      38%
Georgia Department of Medical Assistance                                    18%
Tennessee Department of Corrections                                         24%




(13)    INCOME TAXES

        Income  tax (benefit) expense consists of the following:

                                                     2000            1999           1998
                                                 -------------   -------------  -------------
Current:
    Federal                                    $       4,000           --             --
    State                                             88,000          39,000         93,000
                                                 -------------   -------------  -------------

                                                      92,000          39,000         93,000
                                                 -------------   -------------  -------------
Deferred:
    Federal                                       (3,315,000)          --             --
    State                                           (438,000)          --             --
                                                 -------------   -------------  -------------

                                                  (3,753,000)          --             --
                                                 -------------   -------------  -------------
                Total income tax (benefit)
                  expense                      $  (3,661,000)         39,000         93,000
                                                 =============   =============  =============

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998



       The differences between the effective income tax (benefit) expense and the income tax (benefit) expense computed using the U.S. Federal income tax rate are as follows:


                                                      2000            1999           1998
                                                 -------------   -------------  -------------
Statutory expense (benefit)                    $     203,000        (862,000)      (386,000)
State income tax (benefit) expense                    58,000         (89,000)        93,000
Increase (decrease) in valuation allowance        (4,046,000)      1,052,000        383,000
Other items, net                                     124,000         (62,000)         3,000
                                                 -------------   -------------  -------------
                Total income tax (benefit)
                  expense                      $  (3,661,000)         39,000         93,000
                                                 =============   =============  =============


       The reconciliation presented above reflects tax expense from income
       (loss) before extraordinary items. For 1998, the MEDIQ extraordinary gain of $9,185,000 does not result in any tax expense. This is due to the extraordinary gain qualifying for income exclusion under Internal Revenue Code (IRC) Section 108 and utilization of net operating loss carry-forwards.

       Significant components of deferred tax assets and liabilities follow:



                                                                   2000            1999
                                                               --------------  --------------
Assets:
    Allowance for doubtful accounts                         $      39,000         130,000
    Net operating loss carryforwards                            3,645,000       4,885,000
    Accrued vacation and bonuses                                  196,000             --
    Other                                                          16,000          58,000
                                                               --------------  --------------
                                                                3,896,000       5,073,000
    Valuation allowance                                               --       (4,964,000)
                                                               --------------  --------------
                                                                3,896,000         109,000
Liabilities - prepaid expenses                                    143,000         109,000
                                                               --------------  --------------
                Net deferred tax asset                      $   3,753,000             --
                                                               ==============  ==============


       At September 30, 2000, for income tax purposes, the Company had federal operating loss carry-forwards of approximately $10,851,000 expiring through 2019. The change in valuation allowance was a decrease of $4,964,000 in 2000 of which $918,000 relates to an expired net operating loss and an increase of $1,052,000 in 1999. The valuation allowance was reduced in 2000 based upon management's projections and estimates that the tax attributes will be fully utilized. Losses could be subject to loss limitations under various provisions of the IRC.


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


(14)   STOCKHOLDERS' EQUITY (DEFICIT)

       (a)    COMMON STOCK

              The Company's Certificate of Incorporation authorizes the issuance of 15,000,000 shares of common stock, with a par value of $0.01 per share. On March 21, 2000, the Board of Directors approved plan to declare a 500 to 1 reverse stock split of all issued and outstanding shares. The record date for the reverse stock split was March 21, 2000. The Company purchased all fractional shares resulting from this transaction based on a pre-split fair market value of $0.45 per share, totaling approximately $66,000.

              The number of authorized shares and the par value of common stock were not affected by the reverse stock split. The effect of the reverse stock split has been retroactively reflected in the consolidated balance sheets and consolidated statements of stockholders' deficit for all periods presented. All references to the number of common shares and per share amounts elsewhere in the consolidated financial statements and related footnotes have been restated as appropriate to reflect the effect of the reverse split for all periods presented.

       (b)    TREASURY STOCK

              On September 27, 2000, the Company repurchased 21 shares of common stock at a cost of approximately $5,000. These shares were repurchased from the Company's 401(k) Plan. The repurchased shares were recorded at cost and resulted in an increase in the Company's stockholders' deficit.

       (c)    OPTIONS

              The Company has a Stock Option Plan (Stock Option Plan) under which 900 shares of the Company's common stock have been reserved for future stock option grants to employees of the Company. As of September 30, 2000 and 1999, 808 and 799 options, respectively, were outstanding under the Stock Option Plan. Options outstanding under the Stock Option Plan vest at 20 percent each year and may not be granted for a term in excess of ten years from the date of grant.

              The Company also has a Stock Option Plan for Non-Employee Directors (the Directors' Stock Option Plan). Options authorized under the Directors' Stock Option Plan totaled 1,101 and 955 as of September 30, 2000 and 1999, respectively. As of September 30, 2000 and 1999, 95 options were outstanding under the Directors' Stock Option Plan. Options granted under the Directors' Stock Option Plan vest 20 percent immediately, with the remaining options vesting over a four-year period.

              Effective November 15, 2000, the Board of Directors amended the authorized number of options reserved under the Stock Option Plan and Directors' Stock Option Plan to equal a combined total of 15 percent of total outstanding shares of the Company, after taking into effect the impact of the Shareholders' Rights Offering, subject to final approval at the Annual Stockholders' Meeting. As of November 15, 2000, a total of 4,656 options were authorized under these plans.

              On September 30, 2000, the Board declared a repricing of all outstanding options to reduce the exercise price to $72 per share, which represents the fair market value of the Company's common stock at September 30, 2000.

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


              The Company applies APB Opinion No. 25 in accounting for its stock option plans for options granted to employees and directors, and accordingly, no compensation expense for stock options has been recognized in the consolidated financial statements. Had the Company determined compensation expense based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) would have been decreased (increased) to the pro forma amounts indicated below:


                                                    YEARS ENDED SEPTEMBER 30,
                                               2000            1999            1998
                                           -------------   --------------  -------------
Net income (loss):
    As reported                          $   4,257,000       (2,571,000)     7,996,000
    Pro forma                                4,213,000       (2,607,000)     7,961,000

Earnings (loss) per common share-basic:
    As reported                          $       584.19          (376.92)      1,181.44
    Pro forma                                    578.15          (382.20)      1,176.27

Earnings (loss) per common share-diluted
    As reported                          $       497.60          (376.92)      1,181.44
    Pro forma                                    492.46          (382.20)      1,176.27


              The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. For all options that were re-priced as of September 30, 2000, the modified awards were considered an exchange of the original award for a new award. As a result, all options outstanding at September 30, 2000 were re-valued under the Black-Scholes option pricing model as of September 30, 2000. The weighted-average assumptions generally used for grants were:

                                               2000            1999            1998
                                          --------------  --------------  --------------
Expected volatility                             107.56%         116.85%         126.51%
Dividend yield                                       0%              0%              0%
Risk free interest rate                           5.97%           4.98%           5.66%
Expected life                                   3 years         3 years         8 years

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998



              A summary of the status of the Company's stock options as of September 30, 2000, 1999 and 1998, and changes during the years ended on those dates is presented below:

                                         2000                    1999                  1998
                                  --------------------    -------------------   -------------------
                                             WEIGHTED               WEIGHTED              WEIGHTED
                                             AVERAGE                AVERAGE               AVERAGE
                                             EXERCISE               EXERCISE              EXERCISE
                                   SHARES     PRICE       SHARES     PRICE       SHARES    PRICE
                                  ---------  ---------   ---------  ---------   --------  ---------
Outstanding at beginning
    of year                            894    $   360         764        380        719    $   360
Granted                                941         72         225        310        190        420
Exercised                               --         --          --         --        (50)       250
Forfeited                             (932)       356         (95)       395        (95)       370
                                  ---------  ---------   ---------  ---------   --------  ---------
Outstanding at end of year             903         72         894        360        764        380
                                  ---------  ---------   ---------  ---------   --------  ---------
Options exercisable at
    end of year                        562         72         434        325        363        295
Weighted-average fair value
    of options granted
    during the year              $      49              $     220              $    395
                                  =========              =========              ========

              The weighted average remaining contractual life of all outstanding options is 7.10 years at September 30, 2000.

       (d)    WARRANTS

              On July 15, 1998, the Company issued warrants to purchase 600 shares of common stock at $5 per share to Heller Healthcare Finance Inc., formerly known as Healthcare Financial Partners
              (HCFP), in exchange for HCFP granting the Company a $2,000,000 note payable used to fund the MEDIQ settlement (see note 10). The warrants were immediately exercisable and had a scheduled expiration date on July 15, 2003. The issuance of the warrants resulted in an expense of $128,000 in 1998 that served to reduce the MEDIQ gain. On September 8, 2000, the Company repurchased these warrants from Heller Healthcare Finance, Inc., for approximately $142,000 of which $37,000 was paid in cash during fiscal 2000 and the remainder will be paid in fiscal 2001. The Company retired the warrants from circulation.

              As part of the ongoing risk incurred by the Company's senior management and certain Board members for their personal guarantees and indemnification of the Company's outstanding debt (see note
              10), the Company has issued warrants totaling 759, 578 and 272 for the years ended September 30, 2000, 1999 and 1998, respectively. These warrants are immediately exercisable. The Company has expensed $69,000, $143,000 and $0 for the years ended September 30, 2000, 1999 and 1998, respectively, as a result of the issuance of these warrants.

              None of the outstanding warrants issued have been exercised as of September 30, 2000. Total outstanding warrants were 1,900, 1,739 and 1,161 as of September 30, 2000, 1999 and 1998, respectively. Warrants outstanding as of September 30, 2000, have an exercise price ranging from $50 to $250 per share, with a remaining life of 7 to 10 years.


                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


(15)   RETIREMENT PLAN

       The Company has a 401(k) plan (the Plan). Employees, who are age 21 or older, are eligible to join the Plan upon completion of six months of service. The Plan provides that the Company will make a matching contribution equal to $0.50 for each $1.00 contributed by a participant not to exceed 1.5 percent of a participant's compensation. The Company's matching contribution is made in cash to be distributed among the funds elected by the participants. For the years ended September 30, 2000, 1999 and 1998, the Company's contributions were $7,000, $29,000, and $44,000, respectively.


(16)   FOURTH-QUARTER RESULTS (UNAUDITED)

       The Company experienced net income of approximately $3,896,000 in the fourth quarter of fiscal 2000 partly as a result of the favorable settlement of certain contingent liabilities related to post payment reviews of fee-for-service billings in Extended Care Services. The settlement resulted in a gain of $527,000 which was recorded in other income the fourth quarter of fiscal 2000. In addition, in the fourth quarter of fiscal 2000, the Company reduced the valuation allowance on its deferred tax assets (see note 13).

       The Company's unaudited quarterly financial information is as follows:

                                                           BASIC INCOME    DILUTED INCOME
                                TOTAL NET    NET INCOME       (LOSS)           (LOSS)
                                REVENUES       (LOSS)       PER SHARE        PER SHARE
                               ------------ ------------- --------------- -----------------
Quarter ended:
    September 30, 2000         5,389,000    3,896,000         534.65           495.17
    June 30, 2000              5,046,000       26,000           3.57             3.02
    March 30, 2000             4,739,000      179,000          24.56            20.14
    December 30, 1999          4,684,000      156,000          21.41            17.45

Quarter ended:
    September 30, 1999         4,664,000      116,000          16.13            13.44
    June 30, 1999              4,451,000     (504,000)        (74.19)          (74.19)
    March 30, 1999             3,932,000   (1,511,000)       (222.43)         (222.43)
    December 30, 1998          5,869,000     (673,000)        (99.07)          (99.07)

       Earnings (loss) per share was calculated for each three month and the twelve month period on a stand alone basis. As a result, the sum of the earnings (loss) per share for the four quarters does not equal the earnings (loss) per share for the twelve months.


(17)   SUBSEQUENT EVENTS (UNAUDITED)

       (a)    DISSOLUTION OF EXTENDED CARE SERVICES

              As discussed in note 2, the dissolution of Extended Care Services became effective on November 30, 2000. As of September 30, 2000, Extended Care Services' assets were $178,000 and its outstanding liabilities were $439,000. On December 8, 2000, Extended Care Services

                                                                     (Continued)

                       MHM SERVICES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        September 30, 2000, 1999 and 1998


              paid all existing creditors as noted per the terms of its Plan of Liquidation and Dissolution to resolve all of its outstanding liabilities. As such, a net gain on dissolution of $261,000 will be recorded in first quarter of fiscal 2001.

       (b)    SHAREHOLDERS' RIGHTS OFFERING

              On November 20, 2000, the Company raised $1,621,000, net of offering expenses, in investment capital as a result of a Shareholders' Rights Offering (the Offering). Each stockholder, based on a record date of September 29, 2000, was given the right to purchase four new shares of the Company's common stock for each share of common stock the stockholder held on the record date, and the pro-rata right to purchase shares which other stockholders declined to purchase. As a result of the Offering, the Company issued 23,779 shares of common stock at $72 per share on November 20, 2000. The Company had approximately $91,000 of capitalized legal and other costs associated with the Offering which are included in current assets in the consolidated balance sheets as of September 30, 2000. Effective November 22, 2000 the Company used $1,300,000 of the proceeds of the Offering to liquidate the promissory note with Bank of America. Effective November 15, 2000, the Company granted 2,906 stock options to its employees and Board members in order to offset the dilutive effects of the Offering to option holders.

              Had the dissolution of Extended Care Services and the Offering occurred as of October 1, 1999, current assets would have increased by $78,000, total liabilities would have decreased by $1,917,000, and stockholders' equity would have increased by $1,865,000, resulting in stockholders' equity of $3,539,000 as of September 30, 2000. In addition, the Company would have reported net income of $4,501,000 for the year ended September 30, 2000, its earnings per share - basic would have been $144.89 and its earnings per share - diluted would have been $139.20.

                                                                     SCHEDULE II

                       MHM SERVICES, INC. AND SUBSIDIARIES

                 Valuation and Qualifying Accounts and Reserves

                 Years ended September 30, 2000, 1999, and 1998



                                              Balance At        Charge To                         Balance At
                                             Beginning Of       Costs And                           End Of
                                                Period          Expenses        Deductions          Period

Year ended September 30, 2000:
   Allowance for doubtful accounts        $       337,000          181,000          407,000           111,000

Year ended September 30, 1999:
   Allowance for doubtful accounts        $     4,438,000          898,000        4,999,000           337,000

Year ended September 30, 1998:
   Allowance for doubtful accounts        $     5,514,000        3,326,000        4,402,000         4,438,000
                                             ==============   ==============   ==============   ===============


*Approximately $272,000 of the 2000 deduction is related to the write off of receivables related to the sale of certain operating units of Extended Care Services described in note 4 to the consolidated financial statements. The Company recorded other income of $80,000 during 2000 related to recoveries of Extended Care Services' accounts receivable which had been previously written off as bad debt.

*Approximately $650,000 of the 1998 deduction is related to the sale of Mountain
 Crest Hospital receivables in the sale described in note 3 to the consolidated financial statements.

ITEM    10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item 10 concerning our directors and executive officers is hereby incorporated by reference to our definitive proxy statement for our 2001 annual meeting of stockholders that will be filed pursuant to Regulation 14A by January 28, 2001.

ITEM    11.  EXECUTIVE COMPENSATION

        The information required by this Item 11 concerning executive compensation is incorporated by reference to our definitive proxy statement for our 2001 annual meeting of stockholders that will be filed pursuant to Regulation 14A by January 28, 2001.

 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item 12 concerning the security ownership of certain beneficial owners and management is incorporated by reference to our definitive proxy statement for our 2001 annual meeting of stockholders that will be filed pursuant to Regulation 14A by January 28, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item 13 concerning certain transactions is incorporated by reference to our definitive proxy statement for our 2001 annual meeting of stockholders that will be filed pursuant to regulation 14A by January 28, 2001.


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statement Schedules are set forth on pages 20 to 44 of this report
     (b) Form 8-K filed on November 2, 2000 is incorporated by reference herein.
     (c) Exhibits are listed in the Exhibit Index which is on page 46 of this Form 10-K and which is incorporated by reference herein.

\



                                INDEX TO EXHIBITS


EXHIBIT NO.           DESCRIPTION
-----------           -----------
3.1                       Restated Articles of Incorporation of MHM Services, Inc. (1)

3.2                       Amended By-laws of MHM Services, Inc. (2)

4.1                       Specimen certificate (3)

4.2                       Registration Rights Agreement between the Company and Michael S. Pinkert dated July 15, 1998 (4)


4.3                       Common Stock Purchase Warrant Agreement between the Company and Michael S. Pinkert dated July 15, 1998 (4)


10.1                      1993 Stock Option Plan (5)

10.2                      1993 Non-Employee Directors' Stock Option Plan (5)

10.3                      1996 Non-Employee Directors' Stock Option Plan (6)

10.4                      Amendment to 1993 Stock Option Plan (6)

21                        Subsidiaries of MHM Services, Inc. (9)

23                        Consents of KPMG LLP  (9)
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

Dated January12, 2000                   MHM Services, Inc.


                                  By:   /s/ MICHAEL S. PINKERT
                                        ---------------------------------
                                        Michael S. Pinkert
                                        Chairman, Chief Executive Officer
                                        and Director

                                        /s/ STEVEN H. WHEELER
                                        ---------------------------------
                                        Steven H. Wheeler
                                        President , Chief Operating Officer
                                        and Director

                                        /s/ CLEVELAND E. SLADE
                                        ---------------------------------
                                        Cleveland E. Slade
                                        Vice President, Chief Financial Officer
                                        and Secretary

                                        /s/ JOHN L. SILVERMAN
                                        ---------------------------------
                                        John L. Silverman
                                        Director

                                        /s/ WILLIAM P. FERRETTI
                                        ---------------------------------
                                        William P. Ferretti
                                        Director

                                        /s/ MICHAEL F. SANDLER
                                        ---------------------------------
                                        Michael F. Sandler
                                        Director

                                        /s/ JACOB SHIPON, M.D.
                                        ---------------------------------
                                        Dr. Jacob Shipon
                                        Director