Form 10-Q
period 2000-12-31
MHM SERVICES INC
filed 2001-02-14
CIK 910408

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2000 Commission File Number: 1-12238

MHM SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1223048 (I.R.S. Employer Identification No.)

8605 Westwood Center Drive, Suite 400, Vienna, Virginia (Address of principal executive offices)	22182 (Zip Code)

Registrant’s telephone number, including area code: (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

As of February 14, 2001, there were 30,645 shares of Common Stock, par value $.01 per share, outstanding.

MHM SERVICES, INC., AND SUBSIDIARIES
Quarter Ended December 31, 2000
INDEX

	Page
	Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations-

Three Months Ended December 31, 2000 and 1999 (Unaudited)	4

Condensed Consolidated Balance Sheets—December 31, 2000 (Unaudited) and September 30, 2000	5

Condensed Consolidated Statements of Cash Flows— Three Months Ended December 31, 2000 and 1999 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 2. Changes in Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Submission of Matters to Vote of Security Holders	15

Item 5. Other Information	15

Item 6. Exhibits and Reports on Form 8-K	15

MHM SERVICES, INC., AND SUBSIDIARIES
Quarter Ended December 31, 2000

PART I.                                                        FINANCIAL INFORMATION

      Item 1.                                                              Financial Statements

MHM SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,

	2000	1999

Net revenues	$5,575,000	4,684,000

Costs and expenses:

Operating	4,297,000	3,524,000

General and administrative	1,083,000	932,000

Provision for bad debts	29,000	75,000

Depreciation and amortization	10,000	23,000

Other (credits) charges:

Interest expense	23,000	36,000

Loss on disposal of assets	—	5,000

Other	(14,000)	(81,000)

Income before gain on dissolution and income taxes	147,000	170,000

Gain on dissolution of Extended Care Services	(261,000)	—

Income before income taxes	408,000	170,000

Income tax expense	144,000	14,000

Net income	$264,000	$156,000

Earnings per common share:

-basic	$8.61	$21.41

-diluted	$8.45	$17.45

Weighted average shares outstanding:

-basic	30,645	7,287

-diluted	31,239	8,941

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
Assets	December 31, 2000	September 30, 2000

Current assets:

Cash and cash equivalents	$18,000	211,000

Accounts receivable, net	1,364,000	1,479,000

Prepaid expenses	305,000	347,000

Other current assets	166,000	267,000

Deferred income taxes	557,000	251,000

Total currrent assets	2,410,000	2,555,000

Property and equipment, net	84,000	85,000

Restricted cash	275,000	275,000

Other assets	106,000	106,000

Deferred income taxes	3,186,000	3,645,000

	$6,061,000	6,666,000

Liabilities and Stockholders’ Equity
Current liabilities:

Accounts payable	667,000	454,000

Accrued payroll and related expenses	919,000	977,000

Estimated third-party payor settlements	50,000	106,000

Other accrued expenses	643,000	1,675,000

Notes payable	139,000	170,000

Current maturities of long-term debt	3,000	67,000

Deferred income taxes	117,000	143,000

Total currrent liabilities	2,538,000	3,592,000

Long-term debt	—	1,400,000

Stockholders’ equity:

Preferred stock ($.01 par value; authorized: 5,000,000; issued and outstanding: none)	—	—

Common stock ($.01 par value; authorized: 15,000,000; issued and outstanding: 30,645 and 7,266 at December 31, 2000 and September 30, 2000, respectively)	—	—

Additional paid-in capital	43,714,000	42,100,000

Accumulated deficit	(40,157,000)	(40,421,000)

Treasury stock	(34,000)	(5,000)

Total stockholders’ equity	3,523,000	1,674,000

Commitments and contingencies

	$6,061,000	6,666,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,

	2000	1999

Cash flows from operating activities
Net income	$264,000	$156,000

Adjustments to reconcile net income to net cash used in operating activities	(432,000)	(213,000)

Net cash used in operating activities	(168,000)	(57,000)

Cash flows from investing activities
Capital expenditures	(8,000)	(5,000)

Collections on note receivable	—	40,000

Net cash (used in) provided by investing activities	(8,000)	35,000

Cash flows from financing activities

Proceeds from Shareholders’ Rights Offering, net	1,612,000	—

Borrowings	106,000	300,000

Debt repayments	(1,601,000)	(241,000)

Repurchase of stock warrants	(105,000)	—

Purchase of treasury stock	(29,000)	—

Change in cash overdrafts	—	(24,000)

Net cash provided by (used in) financing activities	(17,000)	35,000

(Decrease) increase in cash and cash equivalents	(193,000)	13,000

Cash and cash equivalents
Beginning balance	211,000	6,000

Ending balance	$18,000	$19,000

Supplemental disclosure of cash flow information:

Interest paid	$15,000	$38,000

Income taxes paid	112,000	71,000

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock warrants-to obtain financing from Bank of America	$1,000	$36,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
December 31, 2000

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of December 31, 2000, the condensed consolidated statements of operations for the three-month periods ended December 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three-month periods ended December 31, 2000 and 1999 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of December 31, 2000, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2. DISSOLUTION OF EXTENDED CARE SERVICES

      On August 25, 1999, the Company’s wholly owned subsidiary, MHM Extended Care Services, Inc, (“Extended Care Services”), filed a Certificate of Dissolution with the Secretary of State of the State of Delaware. Subsequent to the filing, Extended Care Services informed all known and foreseeable creditors about its intent to dissolve and prepared a dissolution plan for which to pay its outstanding creditors.

      On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services’ dissolution plan to distribute its remaining total assets, on a pro-rata basis, to its external creditors. The dissolution of Extended Care Services became effective on November 30, 2000, which was the first business day after which creditors could file an appeal of the final order and judgment issued by the Delaware Court of Chancery.

      On December 8, 2000, Extended Care Services distributed total assets of approximately $178,000, on a pro-rata basis, to its creditors who had claims that totaled approximately $439,000. As such, a net gain on dissolution of $261,000 was recorded during the quarter ended December 31, 2000.

NOTE 3. SHAREHOLDERS’ RIGHTS OFFERING

      On November 20, 2000, the Company raised $1,612,000, net of offering expenses of approximately $100,000, in investment capital as a result of a Shareholders’ Rights Offering (the Offering). Each stockholder, based on a record date of September 29, 2000, was given the right to purchase four new shares of the Company’s common stock for each share of common stock the stockholder held on the record date, and the pro-rata right to purchase shares which other stockholders declined to purchase. As a result of the Offering, the Company issued 23,779 shares of common stock at $72 per share.

      Effective November 15, 2000, as a measure to counter the dilutive effect of the Offering on current stock option holders, the Board of Directors approved an increase in the number of authorized options from 1,000 options to 4,656 options. This change raised the option pool from 13% of total outstanding shares of the Company prior to the Offering to 15% of the outstanding shares of the Company subsequent to the Offering. This amendment is subject to final approval at the Annual Stockholders’ Meeting to be held March 1, 2001.

      Effective November 15, 2000, the Company granted 2,906 stock options to its employees and Board members in order to offset the dilutive effects of the Offering to option holders.

NOTE 4. DEBT

      In October 1997, the Company obtained an unsecured $500,000 line of credit from Bank of America. This line of credit was required in order to meet cash demands, and there were no other reasonable sources for financing. Michael S. Pinkert, Chairman and Chief Executive Officer, personally guaranteed the line of credit. William P. Ferretti, Director and Lee Calligaro, former Vice President and General Counsel, each indemnified Mr. Pinkert on his guarantee to the extent of $100,000. In consideration of the risks assumed in connection with the guarantee and indemnification, the Company granted 180 warrants to purchase common stock of the Company at a price of $755 per share. The warrants were issued as follows, Mr. Pinkert —108 warrants, Mr. Ferretti and Calligaro 36 warrants each. In addition, for each month there was an outstanding balance on the line of credit, the Company issued additional warrants to purchase shares of the Company’s common stock at $755 per share. The Company granted warrants for the number of shares as are equal in value (at a price of $755 per share) to one and one-half percent of the average loan balance that was outstanding at the end of each month, based on the guarantor’s and indemnitors’ pro-rata share.

      In fiscal 1999, Mr. Pinkert, Mr. Ferretti, and Mr. Calligaro, guarantor and indemnitors of the original line of credit of $500,000, who earned warrants of 210, 70, and 70, respectively, during the period that this obligation was outstanding, were granted a reduction in their warrant exercise purchase price to $50 per share to purchase the Company’s common stock with previously earned warrants.

      In June 1999, the Company renegotiated the line of credit to a maximum borrowing capacity of $1,300,000. Mr. Pinkert personally guaranteed the entire line of credit. For his guaranty in June 1999, the Company granted an additional 180 warrants to purchase stock of the Company at $50 per share. Mr. Ferretti, John Silverman, Jacob Shipon, Directors, and Mr. Calligaro indemnified Mr. Pinkert on his guarantee to the extent of $550,000. For their indemnifications, the Company granted to each indemnitor on a pro-rata basis according to their individual indemnification, a total of 198 warrants to purchase stock of the Company at $50 per share. As a fee to the guarantor and indemnitors for the ongoing risks represented by the guarantee and indemnification obligations, for each month during which the guarantee and indemnification obligations were outstanding, warrants for the number of shares as are equal in value (at a price of $50 per share) to one and one-half percent of the average loan balance which is outstanding during the month became issuable.

      Effective May 31, 2000, the Company converted the line of credit of $1,300,000 to a promissory note due on May 31, 2002. The warrants obligations described in the paragraphs above to Mr. Pinkert and the others as indemnitors of Mr. Pinkert terminated when the line of credit was converted to a promissory note. The note has a revolving feature that allows the Company to borrow, repay and re-borrow up to the maximum aggregate amount. On July 13, 2000, with no changes in the original terms, the Company increased the borrowing capacity on the note to $1,800,000. Mr. Pinkert and Dr. Shipon personally guaranteed this note in the amount of $1,300,000 and $500,000, respectively. For their guarantees, the Company granted Mr. Pinkert an additional 180 warrants, and to Dr. Shipon 126 warrants, to purchase the Company’s common stock at $50 per share. As compensation to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, for each month the note was outstanding, warrants for the number of shares of common stock as are equal in value (at a price of $50 per share) to one and one-half percent of the average loan balance that is outstanding during the month became issuable.

      On November 22, 2000, the Company utilized a portion of the proceeds received in the Offering to repay the outstanding balance on the note. The note was subsequently cancelled.

      Expenses totaling approximately $1,000 were recorded during the quarter ended December 31, 2000 for the issuance of all warrants related to guarantees and indemnifications of the Company’s promissory note.

NOTE 5. SUBSEQUENT EVENT

      During September 2000, the Company requested a reopening of the 1996 Medicare cost report for a freestanding psychiatric hospital sold in fiscal year 1996 in order to seek reimbursement for bad debts that had been previously denied. During January 2001, the Company received a notice of reopening of the 1996 cost report from the intermediary. The notice also included proposed adjustments amounting to $259,000 of allowable bad debts which will be recorded as other income in the second quarter of fiscal year 2001.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

       This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to certain risks. Actual results could differ materially. We acknowledge our risks include, but are not limited to, winning new correctional services contracts, and the realization of future revenues under existing contracts. Also, we acknowledge there are risks and uncertainties which may cause actual future activities and results of our operations to be materially different from that suggested in this report, including, among others, that we will not have adequate cash flow to continue to fund ongoing operations and retire debt obligations as they become due, and the on-going risk of industry consolidation, acquisitions and competition.

      The following discussion addresses the financial condition of MHM Services, Inc. and subsidiaries as of December 31, 2000 and the results of operations for the three-month period then ended compared with the same period last year. Our discussion should be read in conjunction with the Management’s Discussion and Analysis section (pages 13-18) for the fiscal year ended September 30, 2000 included in our Annual Report on Form 10-K.

GENERAL

      We were originally incorporated in Virginia in 1981 and in 1994 reincorporated in Delaware. Since we were formed, we have provided mental health services, initially in general, substance abuse and psychiatric hospitals and then in nursing homes and correctional facilities. Today, we principally focus on the correctional services market.

DESCRIPTION OF BUSINESS

      We currently provide mental health services at over 60 correctional facilities encompassing over 55,000 inmates through statewide contracts with the Departments of Corrections of the States of Georgia and Tennessee, a subcontract covering a women’s correctional facility in Florida, a subcontract covering a jail in Mississippi, and contracts with the Departments of Juvenile Justice of the States of Georgia and Florida. Also, under a contract with the Georgia Department of Medical Assistance, we provide mental health services to all of the state’s Medicaid patients residing in over 300 nursing homes. We provide on-site behavioral health services to the correctional services market through our subsidiary MHM Correctional Services, Inc. (“Correctional Services”). We formed Correctional Services in 1997 and in the fourth quarter of 1997 that entity secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states’ correctional facilities.

      We provide our services under what are known as “capitation” arrangements. Capitation means we are paid a fixed fee for each inmate eligible for our services. For that fixed fee, we are required to provide all psychiatric and psychological services, as well as any psychotropic drugs (i.e., medications prescribed for mental illness), which are needed by any eligible inmates. However, we are not responsible for providing inpatient hospitalization that is provided outside the correctional facilities. In order to limit and control our risk, the exact level of care we are required to provide for the inmate population is established by each contract.

      In the second quarter of 1999, Correctional Services was awarded a contract to provide similar services under a capitated arrangement to the Broward County, Florida correctional systems as a subcontractor to Prison Health System who provides general healthcare services to the Broward facility.

      In July 1999, Correctional Services was awarded a one-year contract to provide professional mental health staffing to the State of Georgia’s Department of Juvenile Justice on a fee-for-service basis. In February 2000, Correctional Services was also awarded a three-year contract to provide general medical and mental health staffing to Career Systems Development Corporation at the Florida Department of Juvenile Justice’s Marion Youth Development Center located in Ocala, Florida. This contract was awarded on a fee-for-service basis. In July 2000, we were awarded a subcontract to provide mental health staffing with Naphcare Inc. at the Harrison County Jail in Mississippi, a subcontract to provide general medical and mental health staffing with Career Systems Development Corporation at the Florida Department of Juvenile Justice’s Marion County Intensive Treatment Facility for the Youth, and a general medical and mental health staffing contract with the Florida Department of Juvenile Justice’s St. John Juvenile Detention Center and Marion Youth Detention Center.

      We had previously provided on-site extended care services through our subsidiary, MHM Extended Care Services, Inc. In 1998, we decided to wind down the operations of this subsidiary and eventually dissolve its operations. Therefore, this subsidiary did not seek to effect a renewal of the contract it maintained to provide on-site mental health services to residents of nursing homes in Georgia under a contract with the Georgia Department of Medical Assistance. Since we were aware of the opportunity under this contract, and because Correctional Services was already operating in Georgia under its contract with the Georgia Department of Corrections, Correctional Services sought to procure a contract with the Georgia Department of Medical Assistance in place of our Extended Care Services subsidiary which was then involved in dissolution proceedings before the Delaware courts. In May 1999, through a competitive bid process, Correctional Services was awarded a one-year contract beginning July 1, 1999 with three successive options to renew this contract for additional terms of up to one year each. On July 1, 2000, this contract was renewed for another year. Between July 1, 1997 and the time the contract was awarded to Correctional Services, Extended Care Services continued to provide services to the Georgia Department of Medical Assistance.

      When we decided to discontinue the operations of Extended Care Services, Extended Care Services’ outstanding liabilities exceeded its total assets. In August 1999, Extended Care Services initiated dissolution proceedings under the Delaware General Corporate Law. By November 30, 2000, these dissolution proceedings became final. Accordingly, on December 8, 2000, Extended Care Services distributed total assets of approximately $178,000, on a pro-rata basis, to its creditors who had claims that totaled approximately $439,000.

Financial Position —December 31, 2000 Compared to September 30, 2000

      Our stockholders’ equity increased to $3,523,000 at December 31, 2000 from $1,674,000 at September 30, 2000. Net proceeds of $1,612,000 received from our Shareholders’ Rights Offering and net income of $264,000 for the three months ended December 31, 2000 were the primary factors which increased our stockholders’ equity. Our current assets were $2,410,000 at December 31, 2000 as compared to $2,555,000 at September 30, 2000. The decrease is primarily attributed to payments made to the creditors of Extended Care Services pursuant to its dissolution plan. Noncurrent assets were $3,651,000 at December 31, 2000 as compared to $4,111,000 at September 30, 2000. The decrease is primarily attributable to the utilization of our deferred income tax asset to reduce the amount of income tax expense payable as of December 31, 2000 as a result of the operating income generated during the quarter ended December 31, 2000. Total current liabilities were $2,538,000 at December 31, 2000 as compared to $3,592,000 at September 30, 2000. As a result of the first quarter operations, and the compromise of liabilities associated with the dissolution proceedings of our subsidiary, Extended Care Services, during the quarter ended December 31, 2000, we were able to reduce our current liabilities by $1,054,000.

      As a result of the dissolution of Extended Care Services and the use of a portion of the proceeds we received in our Shareholders’ Rights Offering to pay-off our outstanding note to our bank, our cash balance decreased from $211,000 at September 30, 2000 to $18,000 at December 31, 2000. The Company had a deficit in working capital at

December 31, 2000 of $128,000, which represents a reduction of $909,000 from the working capital deficit at September 30, 2000 of $1,037,000.

First Quarter 2000 Compared To First Quarter 1999

      Net revenues for the quarter ended December 31, 2000 were $5,575,000, an increase of 19% as compared to $4,684,000 for the quarter ended December 31, 1999. The increase is the result of the growth in our correctional services business.

      Operating expenses for the quarter ended December 31, 2000 were $4,297,000, or 77% of net revenues, as compared to $3,524,000, or 75% of net revenues for the quarter ended December 31, 1999. Operating expenses increased by 22% over prior year’s quarter from continuing operations due primarily to the addition of new correctional services contracts during the third and fourth quarter of fiscal year 2000.

      General and administrative expenses for the quarter ended December 31, 2000 were $1,083,000, or 19% of net revenues as compared to $932,000, or 20% of net revenues for the quarter ended December 31, 1999. Correctional Services had general and administrative expenses of $410,000 for the quarter ended December 31, 2000 as compared to $363,000 for the quarter ended December 31, 1999. The increase was as a result of expanding services to clients and the award of certain new correctional services contracts during the third and fourth quarters of fiscal year 2000. Corporate general and administrative expenses were $668,000 for the quarter ended December 31, 2000 as compared to $567,000 for the quarter ended December 31, 1999. The dissolved Extended Care Services operations had general and administrative expenses of $5,000 from the wind down of operations for the quarter ended December 31, 2000 as compared to $2,000 for the quarter ended December 31, 1999.

      Our provision for bad debts for the quarter ended December 31, 2000 decreased to $29,000 as compared to $75,000 for quarter ended December 31, 1999. As a percentage of net revenues, the provision for bad debts was .5% at December 31, 2000 and 1.6% at December 31, 1999, respectively. Our bad debt provision primarily represents our best estimate of potential uncollectible revenues for clients we serve under our contract with the Georgia Department of Medical Assistance, who may not obtain the Medicaid coverage required to reimburse us for certain services we have provided. Our bad debt provision also estimates potential uncollectible revenues from our modest correctional fee-for-service business.

      Depreciation and amortization expenses were $10,000 for the quarter ended December 31, 2000 as compared to $23,000 for the quarter ended December 31, 1999. The decrease is attributed to a reduction in depreciable fixed assets.

      Interest expense for the quarter ended December 31, 2000 was $23,000 as compared to $36,000 for the quarter ended December 31, 1999. Interest expense as of ended December 31, 2000 was primarily from our outstanding bank loan and other short-term debt. With proceeds from our operations and our Shareholders’ Rights Offering, we repaid our promissory note which had an outstanding balance $1,400,000 as of September 30, 2000.

      The dissolution of Extended Care Services became effective on November 30, 2000. As of September 30, 2000, Extended Care Services’ assets were $178,000 and its outstanding liabilities were $439,000. On December 8, 2000, Extended Care Services paid all existing creditors as noted per the terms of its Plan of Liquidation and Dissolution to resolve all of its outstanding liabilities. As such, we recognized a net gain on dissolution of $261,000.

      We disposed of certain fixed assets deemed obsolete during the quarter ended December 31, 1999 that resulted in a loss on disposal of $5,000.

      We recognized other income of $14,000 from interest earned on invested cash balances for the quarter ended December 31, 2000.

      We recognized other income of $81,000 in the quarter ended December 31, 1999. Other income was primarily the result of collecting $77,000 in accounts receivable previously reserved as uncollectible as a result of the sale of our Extended Care Services operating units and Hospital division. Interest income on invested cash balances was $4,000 as of the quarter ended December 31, 1999.

      As a result of the foregoing, we recognized net income of $264,000 for the quarter ended December 31, 2000, compared to net income of $156,000 for the quarter ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Historically, we have funded operating losses through a combination of the proceeds derived from the sale of certain operations of our subsidiaries’ operating units and through borrowed funds. As of December 31, 2000, we had stockholders’ equity of $3,523,000 and a working capital deficit of $128,000.

      On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services’ dissolution plan, effective November 30, 2000, to distribute its total remaining assets of approximately $178,000 on a pro-rata basis, to its external creditors. Extended Care Services’ external liabilities were $439,000 on December 8, 2000 which was the date we distributed the remaining Extended Care Services assets to the external creditors of Extended Care Services.

      On November 20, 2000, as a result of a Shareholders’ Rights Offering, we raised approximately $1,612,000, net of offering expenses, through the issuance of 23,779 shares of our common stock at $72.00 per share to our existing stockholders. We used a portion of the proceeds from this offering to liquidate our promissory note with Bank of America. The remaining proceeds were used as working capital.

      As a result of the dissolution of Extended Care Services and investment capital raised through a Shareholders’ Rights Offering, we have been able to reduce our working capital deficit. We believe our future operating results will produce additional working capital, which we intend to use to further reduce our working capital deficit and to obtain additional contracts to provide mental health services in correctional facilities.

PART II    OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      We know of no new litigation, either pending or threatened, against the Company which is likely to have a material adverse effect on our condensed consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)              Exhibits

None

b)              Reports on Form 8-K

Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 14, 2001	MHM Services, Inc. /s/ CLEVELAND E. SLADE Vice President, Chief Financial Officer and Secretary