Form 10-Q
period 2001-03-31
MHM SERVICES INC
filed 2001-05-15
CIK 910408

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2001	Commission File Number:	1-12238

MHM SERVICES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-1223048

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

8605 Westwood Center Drive, Suite 400, Vienna, Virginia	22182

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 749-4600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

As of May 15, 2001, there were 30,645 shares of Common Stock, par value $.01 per share, outstanding.

MHM SERVICES, INC., AND SUBSIDIARIES
Quarter Ended March 31, 2001

INDEX

		Page
		Number
PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Statements of Operations-
	Three and Six Months Ended March 31, 2001 and 2000 (Unaudited)	4

	Condensed Consolidated Balance Sheets
	March 31, 2001 (Unaudited) and September 30, 2000	5

	Condensed Consolidated Statements of Cash Flows
	Six Months Ended March 31, 2001 and 2000 (Unaudited)	6

	Notes to Condensed Consolidated Financial
	Statements (Unaudited)	7-10

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	18

	Item 2. Changes in Securities and Use of Proceeds	18

	Item 3. Defaults Upon Senior Securities	18

	Item 4. Submission of Matters to Vote of Security Holders	18

	Item 5. Other Information	18

	Item 6. Exhibits and Reports on Form 8-K	18

MHM SERVICES, INC., AND SUBSIDIARIES
Quarter Ended March 31, 2001

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

MHM SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,

	2001	2000	2001	2000

Net Revenues	$6,065,000	4,739,000	$11,640,000	9,423,000

Costs and expenses:

Operating	4,746,000	3,669,000	9,043,000	7,193,000

General and administrative	1,138,000	912,000	2,221,000	1,844,000

Provision for bad debts	23,000	29,000	52,000	104,000

Depreciation and amortization	10,000	25,000	20,000	48,000

Other (credits) charges:

Interest expense	—	36,000	23,000	72,000

Loss on disposal of assets	—	—	—	5,000

Other- principally cost report settlements on previously sold freestanding facilities	(275,000)	(100,000)	(289,000)	(181,000)

Income before gain on dissolution and income taxes	423,000	168,000	570,000	338,000

Gain on dissolution of Extended Care Services	—	—	(261,000)	—

Income before income taxes	423,000	168,000	831,000	338,000

Income tax expense (benefit)	170,000	(11,000)	313,000	3,000

Net income	$253,000	$179,000	$518,000	$335,000

Earnings per common share:

-basic	$8.26	$24.56	$16.90	$45.97

-diluted	$8.10	$20.14	$16.58	$37.35

Weighted average shares outstanding:

-basic	30,645	7,287	30,645	7,287

-diluted	31,241	8,889	31,241	8,970

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	September 30,
Assets	March 31, 2001	2000

Current assets:

Cash and cash equivalents	$52,000	211,000

Accounts receivable, net	1,728,000	1,479,000

Prepaid expenses	255,000	347,000

Other current assets	163,000	267,000

Deferred income taxes	550,000	251,000

Total currrent assets	2,748,000	2,555,000

Property and equipment, net	140,000	85,000

Restricted cash	297,000	275,000

Other assets	106,000	106,000

Deferred income taxes	3,036,000	3,645,000

	$6,327,000	6,666,000

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable	$548,000	454,000

Accrued payroll and related expenses	1,009,000	977,000

Estimated third-party payor settlements	27,000	106,000

Other accrued expenses	796,000	1,675,000

Notes payable	72,000	170,000

Current maturities of long-term debt	—	67,000

Deferred income taxes	98,000	143,000

Total currrent liabilities	2,550,000	3,592,000

Long-term debt	—	1,400,000

Stockholders’ equity:

Preferred stock ($0.01 par value; authorized: 100,000 and
and 5,000,000 at March 31, 2001 and September 30, 2000,
respectively; no shares issued and outstanding)	—	—

Common stock ($0.01 par value; authorized: 200,000 and 15,000,000 at March 31, 2001 and September 30, 2000, respectively; issued and outstanding: 30,645 and 7,266 at March 31, 2001 and September 30, 2000, respectively)	—	—

Additional paid-in capital	43,714,000	42,100,000

Accumulated deficit	(39,903,000)	(40,421,000)

Treasury stock	(34,000)	(5,000)

Total stockholders’ equity	3,777,000	1,674,000

	$6,327,000	6,666,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,

	2001	2000

Cash flows from operating activities

Net income	$518,000	$335,000

Adjustments to reconcile net income to net cash provided by operating activities	(492,000)	(200,000)

Net cash provided by operating activities	26,000	135,000

Cash flows from investing activities

Capital expenditures	(76,000)	(16,000)

Change in restricted cash	(22,000)	—

Collections on note receivable	—	40,000

Net cash (used in) provided by investing activities	(98,000)	24,000

Cash flows from financing activities

Proceeds from Shareholders’ Rights Offering, net	1,612,000	—

Borrowings	106,000	300,000

Debt repayments	(1,671,000)	(343,000)

Repurchase of stock warrants	(105,000)	—

Purchase of treasury stock	(29,000)	—

Change in cash overdrafts	—	(24,000)

Net cash used in financing activities	(87,000)	(67,000)

(Decrease) increase in cash and cash equivalents	(159,000)	92,000

Cash and cash equivalents

Beginning balance	211,000	6,000

Ending balance	$52,000	$98,000

Supplemental disclosure of cash flow information:

Interest paid	$20,000	$77,000

Income taxes paid	236,000	78,000

Supplemental disclosure of non-cash investing and financing activities:

Issuance of stock warrants-to obtain financing from Bank of America	$1,000	$86,000

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MHM Services, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
March 31, 2001

NOTE 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three and six-month periods ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the six-month periods ended March 31, 2001 and 2000 have been prepared by the Company, without audit. In the opinion of management, all material adjustments (consisting only of normal, recurring adjustments) necessary to present fairly the condensed consolidated financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented, have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

      Effective November 15, 2000, as a measure to counter the dilutive effect of the Offering on current stock option holders, the Board of Directors approved an increase in the number of authorized options from 1,000 options to 4,656 options. This change raised the option pool from 13% of total outstanding shares of the Company prior to the Offering to 15% of the outstanding shares of the Company subsequent to the Offering. The Company’s shareholders at the Annual Stockholders’ Meeting held March 1, 2001 ratified this amendment.

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

      Effective May 31, 2000, the Company converted the line of credit of $1,300,000 to a promissory note due on May 31, 2002. The warrant obligations described in the paragraphs above to Mr. Pinkert and the others as indemnitors of Mr. Pinkert terminated when the line of credit was converted to a promissory note. The note has a revolving feature that allows the Company to borrow, repay and re-borrow up to the maximum aggregate amount. On July 13, 2000, with no changes in the original terms, the Company increased the borrowing capacity on the note to $1,800,000. Mr. Pinkert and Dr. Shipon personally guaranteed this note in the amount of $1,300,000 and $500,000, respectively. For their guarantees, the Company granted Mr. Pinkert an additional 180 warrants, and to Dr. Shipon 126 warrants, to purchase the Company’s common stock at $50 per share. As compensation to Mr. Pinkert and Dr. Shipon for the ongoing risks represented by their guarantees, for each month the note was outstanding, warrants for the number of shares of common stock as are equal in value (at a price of $50 per share) to one and one-half percent of the average loan balance that is outstanding during the month became issuable.

      On November 22, 2000, the Company utilized a portion of the proceeds received in the Offering to repay the outstanding balance on the note. The note was subsequently cancelled.

      Expenses totaling approximately $1,000 were recorded during the six-month period ended March 31, 2001 in connection with the issuance of all warrants in such period for guarantees of the promissory note for which the warrants were issued and indemnification associated with such guarantees.

NOTE 5. STOCKHOLDERS’ EQUITY

      Effective March 16, 2001, the Company’s Certificate of Incorporation was amended to reduce the number of authorized preferred shares from 5,000,000 to 100,000 and to reduce the number of common shares from 15,000,000 to 200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS.

      This report contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other similar words. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to certain risks. Actual results could differ materially. We acknowledge our risks include, but are not limited to, winning new correctional services contracts, and the realization of future revenues under existing contracts. Also, we acknowledge there are risks and uncertainties which may cause actual future activities and results of our operations to be materially different from that suggested in this report, including, among others, that we will not have adequate cash flow to continue to fund ongoing operations and the on-going risk of industry consolidation, acquisitions and competition.

      The following discussion addresses the financial condition of MHM Services, Inc. and subsidiaries as of March 31, 2001 and the results of operations for the three and six month periods then ended compared with the same period last year. Our discussion should be read in conjunction with the Management’s Discussion and Analysis section (pages 13-18) for the fiscal year ended September 30, 2000 included in our Annual Report on Form 10-K.

GENERAL

      We were originally incorporated in Virginia in 1981 and in 1994 reincorporated in Delaware. Since we were formed, we have provided mental health services, initially in general, substance abuse and psychiatric hospitals and then in nursing homes and correctional facilities. Today, we principally focus on the correctional services market.

DESCRIPTION OF BUSINESS

      We currently provide mental health services at over 100 correctional facilities encompassing over 85,000 inmates through statewide contracts with the Departments of Corrections of the States of Georgia and Tennessee, a subcontract covering a women’s correctional facility in Florida, a subcontract covering a jail in Mississippi, a subcontract covering the Alabama Department of Corrections, and contracts with the Departments of Juvenile Justice of the States of Georgia and Florida. Also, under a contract with the Georgia Department of Medical Assistance, we provide mental health services to all of the state’s Medicaid patients residing in over 300 nursing homes. We formed MHM Correctional Services, Inc. (“Correctional Services”) in 1997 and in the fourth quarter of 1997 that entity secured contracts with the Tennessee and Georgia Departments of Correction to provide behavioral health services on a capitated basis to the inmates of those states’ correctional facilities.

      In the correctional services market we generally provide our services under what are known as “capitation” arrangements. Capitation means we are paid a fixed fee for each inmate eligible for our services. For that fixed fee, we are required to provide all psychiatric and psychological services, as well as any psychotropic drugs (i.e., medications prescribed for mental illness), which are needed by any eligible inmates. However, we are not responsible for providing inpatient hospitalization that is provided outside the correctional facilities. In order to limit and control our risk, the exact level of care we are required to provide for the inmate population is established by each contract.

      We had previously provided on-site extended care services outside the correctional services market through our subsidiary, MHM Extended Care Services, Inc. In 1998, we decided to wind down the operations of this subsidiary and eventually dissolve its operations. Because our correctional services subsidiary was already operating in Georgia, MHM Extended Care Services Inc. did not seek to effect a renewal of the contract it maintained to provide on-site mental health services to residents of nursing homes in Georgia under a contract with the Georgia Department of Medical Assistance. Since we were aware of the opportunity under this contract, and because Correctional Services was already operating in Georgia under its contract with the Georgia Department of Corrections, Correctional Services sought to procure a contract with the Georgia Department of Medical Assistance in place of our Extended Care Services subsidiary which was then involved in dissolution proceedings before the Delaware courts. In May 1999, through a competitive bid process, we were awarded a one-year contract beginning July 1, 1999 with three successive options to renew this contract for additional terms of up to one year each. On July 1, 2000, this contract was renewed for another year.

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

Financial Position — March 31, 2001 Compared to September 30, 2000

      Our stockholders’ equity increased to $3,777,000 at March 31, 2001 from $1,674,000 at September 30, 2000. Net proceeds of $1,612,000 received from our Shareholders’ Rights Offering and net income of $518,000 for the six months ended March 31, 2001 were the primary factors which increased our stockholders’ equity. Our current assets were $2,748,000 at March 31, 2001 as compared to $2,555,000 at September 30, 2000. The increase is primarily attributed to an increase in accounts receivable as a result of additional contracts in our correctional services business for the six-month period ended March 31, 2001. Noncurrent assets were $3,579,000 at March 31, 2001 as compared to $4,111,000 at September 30, 2000. The decrease is primarily attributable to the utilization of our deferred income tax asset to reduce the amount of income tax expense payable as of March 31, 2001 as a result of the operating income generated during the six month period ended March 31, 2001. Total current liabilities were $2,550,000 at March 31, 2001 as compared to $3,592,000 at September 30, 2000. As a result of the improved operations for the six-month period ended March 31, 2001, and the compromise of liabilities associated with the dissolution proceedings of our subsidiary, Extended Care Services, during the quarter ended December 31, 2000, we were able to reduce our current liabilities by $1,042,000.

      As a result of payments we made in connection with the dissolution of Extended Care Services our cash balance decreased from $211,000 at September 30, 2000 to $52,000 at March 31, 2001.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

      Net revenues for the six-month period ended March 31, 2001 were $11,640,000, an increase of 24% as compared to $9,423,000 for the six-month period ended March 31, 2000. The increase is the result of the growth in our correctional services business due to additional contracts.

      Operating expenses for the six-month period ended March 31, 2001 were $9,043,000, or 78% of net revenues, as compared to $7,193,000, or 76% of net revenues for the six-month period ended March 31, 2000. Operating expenses increased by 26% over the prior year’s six-month period due primarily to continuing operations of several new correctional services contracts added during the third and fourth quarter of fiscal year 2000 and start-up costs associated with a new contract added during the second quarter of fiscal year 2001.

      General and administrative expenses for the six-month period ended March 31, 2001 were $2,221,000, or 19% of net revenues as compared to $1,844,000, or 20% of net revenues for the six-month period ended March 31, 2000. Correctional Services had general and administrative expenses of $905,000 for the quarter ended March 31, 2001 as compared to $683,000 for the six-month period ended March 31, 2000. The increase was as a result of expanding services at the regional level to provide clients with additional support and the award of certain new correctional services contracts during the third and fourth quarters of fiscal year 2000 and the second quarter of fiscal year 2001. Corporate general and administrative expenses were $1,312,000 for the six-month period ended March 31, 2001 as compared to $1,150,000 for the six-month period ended March 31, 2000. Corporate general and administrative expenses increased primarily due to corporate marketing and development initiatives. The dissolved Extended Care Services operations had general and administrative expenses of $4,000 from the wind down of operations for the six-month period ended March 31, 2001 as compared to $11,000 for the six-month period ended March 31, 2000.

      Our provision for bad debts for the six-month period ended March 31, 2001 decreased to $52,000 as compared to $104,000 for the six-month period ended March 31, 2000. As a percentage of net revenues, the provision for bad debts was 0.4% at March 31, 2001 and 1.1% at March 31, 2000, respectively. Our bad debt provision primarily represents our best estimate of potential uncollectible revenues for clients we serve under our contract with the Georgia Department of Medical Assistance, who may not obtain the Medicaid coverage required to reimburse us for certain services we have provided. Our bad debt provision also estimates potential uncollectible revenues from our modest correctional fee-for-service business.

      Depreciation and amortization expenses were $20,000 for the six-month period ended March 31, 2001 as compared to $48,000 for the six-month period ended March 31, 2000. Due to changes in technology, during the six-month period ended March 31, 2000, we changed the estimated useful lives on certain equipment which caused depreciation expense for the period ending March 31, 2000 to be higher than the period ending March 31, 2001.

      Interest expense for the six-month period ended March 31, 2001 was $23,000 as compared to $72,000 for the six-month period ended March 31, 2000. Interest expense for the period ending March 31, 2001 was primarily from our promissory note with the bank and other short-term debt. With cash flow from our operations and proceeds from our Shareholders’ Rights Offering, in November 2000, we repaid our promissory note that had an outstanding balance $1,400,000 as of September 30, 2000. As a result of this transaction, interest expense for the six-month period ended March 31, 2001 decreased as compared to the six-month period ended March 31, 2000.

      We disposed of certain fixed assets deemed obsolete during the six-month period ended March 31, 2000 that resulted in a loss on disposal of $5,000.

      We recognized other income of $289,000 in the six-month period ended March 31, 2001. As the result of the reopening of the 1996 Medicare cost report for a freestanding psychiatric hospital sold in fiscal year 1996, we received $241,000 in additional reimbursement. Also, due to the Medicare reopening of the 1997 and 1998 Medicare cost report for a freestanding psychiatric hospital sold in fiscal year 1998, we recorded $23,000 in other income as a result of changing the estimate of the liability to equal the notice of final settlement. Other income from collections on accounts receivable from divested operations was $1,000 for the six-month period ended March 31, 2001. Also, we had interest income of $24,000 from interest earned on invested cash balances for the six-month period ended March 31, 2001.

      We recognized other income of $181,000 in the six-month period ended March 31, 2000. The sources of our other income were $91,000 for the settlement of prior year cost reports from a freestanding hospital that had been sold, $77,000 from the collection of accounts receivable previously reserved as uncollectible as a result of the sale of our Extended Care Services operating units and our former Hospital division, and $13,000 from interest income on invested cash balances.

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

      Income tax expense for the six-month period ended March 31, 2001 was $313,000 as compared to $3,000 for the six-month period ended March 31, 2000. Income tax expense for the six months ended March 31, 2000 was impacted by the utilization of deferred tax assets and the reduction in the valuation allowance associated with such assets. In the fourth quarter of 2000, we eliminated our valuation allowance on our deferred tax assets due to five consecutive quarters of profitability. The 2001 effective tax rate is estimated to be approximately 40% of pretax income. The effective tax rate may be affected in future periods by changes in our estimates with respect to, among other things, our deferred tax assets.

      As a result of the foregoing, we recognized net income of $518,000 for the six-month period ended March 31, 2001, compared to net income of $335,000 for the six-month period ended March 31, 2000.

Second Quarter 2001 Compared to Second Quarter 2000

      Net revenues for the quarter ended March 31, 2001 were $6,065,000, an increase of 28% as compared to $4,739,000 for the quarter ended March 31, 2000. The increase is the result of the growth in our correctional services business due to additional contracts.

      Operating expenses for the quarter ended March 31, 2001 were $4,746,000, or 78% of net revenues, as compared to $3,669,000, or 77% of net revenues for the quarter ended March 31, 2000. Operating expenses increased by 29% over the prior year’s quarter due primarily to the addition of new correctional services contracts during the third and fourth quarter of fiscal year 2000 and the start-up of a new contract in the second quarter of fiscal year 2001.

      General and administrative expenses for the quarter ended March 31, 2001 were $1,138,000, or 19% of net revenues as compared to $912,000, or 19% of net revenues for the quarter ended March 31, 2000. Correctional Services had general and administrative expenses of $494,000 for the quarter ended March 31, 2001 as compared to $320,000 for the quarter ended March 31, 2000. The increase was the result of expanding services at a regional level to provide clients with additional support and the award of certain new correctional services contracts during the third and fourth quarters of fiscal year 2000 and the second quarter of fiscal year 2001. Corporate general and administrative expenses were $644,000 for the quarter ended March 31, 2001 as compared to $583,000 for the quarter ended March 31, 2000. Corporate general and administrative expenses increased primarily due to corporate marketing and development initiatives. The dissolved Extended Care Services operations had general and administrative expenses of $0 from the wind down of operations for the quarter ended March 31, 2001 as compared to $9,000 for the quarter ended March 31, 2000.

      Our provision for bad debts for the quarter ended March 31, 2001 was $23,000 as compared to $29,000 for quarter ended March 31, 2000. As a percentage of net revenues, the provision for bad debts was 0.4% for the quarter ended March 31, 2001 and 0.6% at March 31, 2000, respectively. Our bad debt provision primarily represents our best estimate of potential uncollectible revenues for clients we serve under our contract with the Georgia Department of Medical Assistance, who may not obtain the Medicaid coverage required to reimburse us for certain services we have provided. Our bad debt provision also estimates potential uncollectible revenues from our modest correctional fee-for-service business.

      Depreciation and amortization expenses were $10,000 for the quarter ended March 31, 2001 as compared to $25,000 for the quarter ended March 31, 2000. Due to changes in technology, during the quarter ended March 31, 2000, we changed the estimated useful lives on certain equipment, which caused depreciation expense for the quarter ended March 31, 2000 to be higher than the quarter ended March 31, 2001.

      Interest expense for the quarter ended March 31, 2001 was $0 as compared to $36,000 for the quarter March 31, 2000. During the first quarter ended December 31, 2000, we repaid our promissory note which had an outstanding balance $1,400,000 as of September 30, 2000 with cash flow from our operations and proceeds from our Shareholders’ Rights Offering. As a result of this transaction, we had no interest expense during the quarter.

      We recognized other income of $275,000 during the quarter ended March 31, 2001 as compared to $100,000 for the quarter ended March 31, 2000. Other income from settlements of cost reports of sold freestanding hospitals was $264,000 for the quarter ended March 31, 2001 as compared to $89,000 for the quarter ended March 31, 2000. Other income from collections on accounts receivable from divested operations was $0 for the quarter ended March 31, 2001 as compared to $9,000 for the quarter ended March 31, 2000. Interest income on invested cash balances was $11,000 for the quarter ended March 31, 2001 as compared to $2,000 for the quarter ended March 31, 2000.

      Income tax expense for the quarter ended March 31, 2001 was $170,000 as compared to an income tax benefit of $11,000 for the quarter ended March 31, 2000. Income tax expense for the three months ended March 31, 2000 was impacted by the utilization of deferred tax assets and the reduction in the valuation allowance associated with such assets. In the fourth quarter of 2000, we eliminated our valuation allowance on our deferred tax assets due to five consecutive quarters of profitability. The 2001 effective tax rate is estimated to be approximately 40% of pretax income. The effective tax rate may be affected in future periods by changes in our estimates with respect to, among other things, our deferred tax assets.

      As a result of the foregoing, we recognized net income of $253,000 for the quarter ended March 31, 2001, compared to net income of $179,000 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, we had stockholders’ equity of $3,777,000 and working capital of $198,000.

      On October 30, 2000, the Delaware Court of Chancery approved Extended Care Services’ dissolution plan, effective November 30, 2000, to distribute its total remaining assets of approximately $178,000 on a pro-rata basis, to its external creditors. Extended Care Services’ external liabilities were $439,000 on December 8, 2000, which was the date we distributed the remaining Extended Care Services assets to the external creditors of Extended Care Services.

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

      As a result of the dissolution of Extended Care Services and investment capital raised through a Shareholders’ Rights Offering, we have been able to eliminate our previously reported working capital deficit. We believe our future operating results will produce working capital to support current operations. Our improved financial operating performance should enable us to fund expansion by securing a working capital line of credit.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Stockholders of MHM Services, Inc. was held on March 1, 2001. The following directors were elected at the meeting: (1) Michael S. Pinkert, (2) Steven H. Wheeler, (3) William P. Ferretti, (4) John Silverman, (5) Michael F. Sandler, and (6) Jacob A. Shipon, M.D. Also, our stockholders voted to approve an increase in the number of our common stock shares to be reserved for our stock option pool from 1,000 shares to 4,656 shares. Of the 18,399 shares voting on this matter, 17,458 shares voted for the change, 941 shares voted against the change, 2 shares abstained from the vote, and 13,105 shares did not vote on the matter. No other matter was voted upon at the meeting.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits

      None

b)   Reports on Form 8-K

      Not applicable.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2001	MHM Services, Inc. /s/ CLEVELAND E. SLADE Vice President, Chief Financial Officer and Secretary